Form 10KSB
period 2005-08-31
TYLERSTONE VENTURES CORP
filed 2005-10-24
CIK 1157443

3



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(x)     ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF
        1934
                         For  the  fiscal  year  ended          August  31, 2005
                                                                ----------------

(  )     TRANSACTION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934
                         For  the  transaction  period  from          to

                         Commission  File  number          333-121660
                                                           ----------

                   TYLERSTONE  VENTURES  CORPORATION
                   ---------------------------------
         (Exact  name  of  Company  as  specified  in  charter)

          Delaware                                        98-0375406
          --------                                        ----------
State  or  other  jurisdiction                   (I.R.S.  Employee  I.D.  No.)
of incorporation or organization

Suite  302  -  15015  Victoria  Avenue
White  Rock,  British  Columbia,  Canada                         V4B  1G2
----------------------------------------                         --------
(Address  of  principal  executive offices)                     (Zip Code)

Issuer's  telephone  number                   1-604-780-7659
                                            ---------------------

Securities  registered  pursuant  to  section  12  (b)  of  the  Act:

Title of each share                    Name of each exchange on which registered
      Common                                              None
------------------                              --------------------

Securities  registered  pursuant  to  Section  12  (g)  of  the  Act:

       None
----------------
(Title  of  Class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that Tylerstone was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          (1)   Yes  [X]     No  [  ]               (2)     Yes  [X]    No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Tylerstone's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.  [    ]

State  issuer's  revenues  for  its most recent fiscal year:     $           -0-
                                                                    ------------

State the aggregate market value of the voting stock held by nonaffiliates of Tylerstone. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at August 31, 2005, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

     (ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE COMPANYS)

As of August 31, 2005, Tylerstone has 2,120,000 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibits  incorporated  by  reference  are  referred  under  Part  IV.

                                TABLE OF CONTENTS



PART  1
-------
                                                                          Page
                                                                          ----





ITEM 1.    DESCRIPTION OF BUSINESS                                          4
ITEM 2.. . DESCRIPTION OF PROPERTY                                         14

ITEM 3.. . LEGAL PROCEEDINGS                                               23

ITEM 4     SUBMISSION OF MATTERS TO VOTE
... . . . . . . OF SECURITIES HOLDERS                                       23

PART II
--------

ITEM 5     MARKET FOR COMMON EQUITY AND
... . . . . . . RELATED STOCKHOLDER MATTERS                                 23

ITEM 6     MANAGEMENT'S DISCUSSION AND
... . . . . . . ANALYSIS OR PLAN OF OPERATION                               24

ITEM 7..   FINANCIAL STATEMENTS                                            26

ITEM 8     CHANGES IN AND DISAGREEMENTS
               WITH ACCOUNTANTS ON ACCOUNTING
... . . . . . . AND FINANCIAL DISCLOSURE                                    27

ITEM 8A. . CONTROLS AND PROCEDURES                                         27

PART III
---------

ITEM 9     DIRECTORS, EXECUTIVE OFFICERS,
              PROMOTERS, AND CONTROL PERSONS,
              COMPLIANCE WITH SECTION 16 (a) OF
... . . . . . . . . . . . . . .  THE EXCHANGE ACT                          27

ITEM 10. . EXECUTIVE COMPENSATION                                         31

ITEM 11    SECURITY OWNERSHIP OF CERTAIN
              BENEFICAL OWNERS AND MANAGEMENT
.. . . . . . . AND RELATED STOCKHOLDERS MATTERS                            33

ITEM 12. . CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 34

PART IV
--------

ITEM 13. . EXHIBITS AND REPORTS ON FORM 8-K                               38

ITEM 14    PRINCIPAL ACCOUNTANTS FEES AND
.. . . . . . . .SERVICES                                                   39

           SIGNATURES . .. .                                              40

                                     PART 1


                        ITEM 1.  DESCRIPTION OF BUSINESS


HISTORY  AND  ORGANIZATION

Tylerstone Ventures Corporation (the "Company") was incorporated on September 24, 1998 and has no subsidiaries and no affiliated companies. It has not been in bankruptcy, receivership or similar proceedings since its inception. Nor has it been involved in any material reclassification, merger, consolidation or purchase or sale of any significant assets not in the ordinary course of business. The Company's executive offices are located at Suite 302 - 15015 Victoria Avenue, White Rock, British Columbia, Canada, V4B 1G2 (Tel:
604-780-7678).

The Company is an pre-exploration stage company (being engaged in the search of mineral deposits (reserves) which are not in either the development or production stage) without any assurance that a commercially viable mineral deposit, a reserve, exists on its mineral claim.

The  Company  owns  a  100 percent interest in the mineral rights on its mineral property in British Columbia, Canada called the Tylerstone claim (the "Tylerstone"). The Company has already undertaken exploration activities on the Tylerstone as more fully described elsewhere in this Form 10K-SB. There is no assurance the Company will find a commercially viable mineral reserve on the Tylerstone regardless of the dollars spent on exploration work on it.
Therefore, no matter how much exploration work is undertaken, a commercially viable mineral reserve might never be found. The Tylerstone is in good standing until February 24, 2006 at which time assessment work or cash in lieu of assessment work will have to be filed with the Ministry of Energy and Mines for the Province of British Columbia (the "Ministry") in the amount of $3,100 to keep it in good standing for an additional twelve months.

Management anticipates the Company's shares will be qualified on the system of the National Association of Securities Dealers, Inc. ("NASD") known as the OTC Bulletin Board (the "OTCBB"). The Company has recently had its registration statement previously filed with the SEC become effective. At the present time, Tylerstone has made no application to the OTCBB and there is distinct possibility its shares will never be quoted on the OTCBB.

The Company owns the exclusive rights to all minerals on the Tylerstone claim except for coal which is under a separate license. It has not obtained the rights to placer minerals on its claim. There are virtually limited possibilities that there is any coal on the Tylerstone claim but there could be placer minerals which, if found, will be applied for. The actual land is owned by the Crown (the Province of British Columbia).

The Company has no revenue to date from the exploration of the Tylerstone claim, and its ability to affect its plans for the future will depend on the availability of financing. Such financing will be required to explore the Tylerstone claim to a stage where a decision can be made by management as to whether an ore reserve exists and can be successfully brought into production. The Company anticipates obtaining such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future, but there can be no assurance the Company will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising substantial capital.

Now that the Company is considered to be a reporting company it is responsible for filing various forms with the United States Securities and Exchange Commission (the "SEC") such as Form 10-KSB and Form 10-QSB. If it is deficient in its filing of these forms it could be halted or de-listed, if and when it obtains a quotation on the OTCBB.

The shareholders may read and copy any material filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington,
DC, 20549. The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which the Company has filed electronically with the SEC by assessing the website using the following address: http://www.sec.gov.
                                                          ------------------
Presently  the  Company  has  no  website  at  this  time.

PLANNED  BUSINESS

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes, which form an integral part of the financial statements, which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

The Company presently has minimal day-to-day operations; consisting mainly of maintaining the Tylerstone claim in good standing and preparing the reports filed with the SEC as required.

The Company's independent accountants have indicated in their opinion dated September 29, 2005 that the Company will need additional working capital for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. If the Company does not raise sufficient funds from this Offering to meet its debt obligations and to maintain the Tylerstone in good standing, there is the distinct possibility the Company will not be able to operate as a going concern and any investor subscribing for shares under this Offering will lose their entire investment.

The Company's ability to raise funds in the future might be limited as more fully described under "Risk Factors" below.

RISK  FACTORS

1. LOSS OF TOTAL INVESTMENT BY NEW INVESTORS IF THE COMPANY IS UNABLE TO RAISE SUFFICIENT FUNDS TO CARRY ON OPERATIONS

To continue as a going concern, the Company is in urgent need of money. Over the next twelve months the Company will require approximately $99,314, as shown on page 25, to maintain operations but undertaking no exploration programs on the Tylerstone except to maintain it in good standing for another year. Investors should be warned there will be no money available from the sale of gold, silver, lead or zinc from the Tylerstone in the foreseeable future or maybe never since there is no ore reserve existing on the Tylerstone and there is the distinct possibility there will never be an ore reserve. Without adequate funds being received under this offering, there is a distinct possibility that any investors subscribing for shares under the Company's prospectus might lose their entire investment.

2. BECAUSE THE COMPANY HAS NO REVENUE, THE COMPANY WILL NEED ADDITIONAL FUNDS TO CONTINUE OPERATIONS

Because the Company has no revenue, the minimum period of operations the Company could fund, relying on advances from its management, would be six months if no funds were received under its prospectus. In the event management is unwilling to fund operations, the Company could not operate at all. Since the Company has no minimum offering under its prospectus, any money raised might have an insignificant effect on financing operations. Therefore, the Company will have to seek financing from other sources, which, at this time cannot be determined. Therefore, there is a risk investors may lose their entire investment.

3. MANAGEMENT HAS NOT COMMITTED TO ADVANCING FURTHER FUNDS AND ARE NOT WILLING TO SIGN PERSONAL GUARANTEES ALLOWING THE COMPANY TO BORROW FROM LENDING INSTITUTIONS

If  no money is received under this offering, the Company will have to rely upon
further  advances  from  its  management.   Management  has  not  committed  to
advancing further money to the Company and is not willing to sign personal guarantees allowing the Company to borrow from a lending institution. Without further advances and if no money is received from our prospectus, the Company will not have sufficient money to proceed with its planned objectives. Investors should be aware, prior to making an investment under the Company's prospectus, there is the distinct possibility they will lose their entire investment due to the Company having a lack of money to continue as a viable entity.

4. SINCE INCEPTION THE COMPANY HAS HAD LIMITED OPERATIONS AND HAS INCURRED ACCUMULATED LOSSES OF $163,525.

Since  its  inception  on  September  24,  1998,  the  Company  has  had limited operations other than undertaking annual assessment work on the Tylerstone claim. As at August 31, 2005, the Company has incurred accumulated losses of $163,525 without realizing any revenue from any source. Without increasing its operations, the Company will be considered by the investment community to be basically an inactive company without any future potential. This being the case, the Company will find it extremely difficult to raise money from investors thereby resulting in the directors and officers continually supplying money to the Company or, if they choice not to do so, allowing the Company to eventually lose the rights to the Tylerstone and cease operations all together.

5. AUDITORS HAVE SUBSTANTIAL DOUBT AS TO WHETHER OR NOT THE COMPANY WILL CONTINUE AS A GOING CONCERN

The Company's auditors have stated in their report to the Directors dated September 29, 2005 that the Company will need additional working capital for its planned activities and to service its debt which raises substantial doubt about
the  Company's  ability  to  continue  as  a  going  concern.   The  underlying
assumption, in any business entity, is that it exists as a viable concern able to meet its current debt obligations and to continue with its planned operations. Unless the Company is able to obtain additional working capital, the auditors have substantial doubt that it will continue as a going concern. New investors should seriously consider the doubts the auditors have expressed regarding the future existence of the Company.

6. A MATERIAL RISK TO THE COMPANY MAY BE THE LACK OF TIMELY REPORTING WITH THE SEC.

Our President is also the president of Douglas Lake Minerals, Inc., a reporting company in the United States, which has not been a timely filer of financial information with the SEC. For example, Douglas Lake Minerals, Inc. filed its Form NT-10Q - Notice of Inability to Timely File - on April 15, 2005 for a Form 10-QSB for the quarter ended February 28, 2005 and then filed the Form 10-QSB on April 29, 2005 outside the time required for filing. Therefore, it was a late filer as defined under Rule 12b-25(b)(2)(ii) since the extension period is five and not fourteen days. With management not devoting significant time to the affairs of our Company, there is the strong possibility the lack of timely reporting may be a material risk to the Company in that its shares may be halted on the OTC Bulletin Board, either for a period of time or permanently, if it is consistent in filing late. An investor should consider whether or not they wish to invest in the shares of a company where its present management has been a late filer with the SEC in another company.

7.   PENNY  STOCK  RULES  MAY  MAKE  BUYING  OR  SELLING OF THE COMPANY'S SHARES
     DIFFICULT

Broker-dealer practices in connection with transactions in penny stock are regulated by certain penny stock rules adopted by the Securities and Exchange Commission (the "SEC"). Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges and quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about the penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. Since the shares are being offered at $0.10 per share, the Company's common shares will be subject to the penny stock rules, and investors may find it more difficult to sell their shares.

8. THE COMPANY HAS NO HISTORY MANAGING AN EXPLORATION PROPERTY UPON WHICH INVESTORS MAY EVALUATE THE COMPANY'S PERFORMANCE

The Company is relatively new and in the pre-exploration stage and, other than establishing some sampling grids on the Tylerstone claim, has not undertaken any significant exploration. There exists no basis to evaluate how the Company can manage an exploration property and determine, with reasonable assurance, it will be successful at exploring an exploration property to determine if there exists any minerals on it. An investor may wish to invest in another company with a history of managing exploration properties from which a meaningful evaluation of past performance can be assessed.

9. THE COMPANY HAS ONLY ONE MINERAL CLAIM WHICH MIGHT IMPAIR ITS ABILITY TO ATTRACT CAPITAL TO ACQUIRE FURTHER MINERAL PROPERTIES

The Company currently holds the mineral rights to only one mineral claim: the Tylerstone. The Company, in the future, may be unable to raise sufficient capital to acquire other mineral properties in the event that the Tylerstone is without merit which would result in the Company having no future exploration prospects. This should be a consideration to any new investor since he/she may not wish to invest in a one mineral claim company which does not have adequate working capital for the acquisition of other properties.

10. MESSRS. STEPHENSON AND SKODA ARE THE ONLY DIRECTORS WHO HAVE HAD ANY EXPLORATION EXPERIENCE SINCE MS. MURPHY HAS HAD NO INVOLVEMENT IN THE PAST WITH AN EXPLORATION COMPANY.

Laurence Stephenson, President, and Edward Skoda, Director, have experience in the exploration industry but Louise Murphy has been involved in an exploration company. Louise Murphy's background is in the accounting and administration of professional firms. In the event, Messrs. Stephenson and Skoda were unable to assist the Company in its exploration activities due to terminating their involvement with the Company, Louis Murphy would have the experience necessary
to  manage  an  exploration  program  on  the  Tylerstone  claim.   Therefore,
consultants would have to be hired to assist in the exploration activities on the Tylerstone and to make the decisions as to further exploration work thereon. The Board of Directors would not have an individual whom had knowledge of the exploration industry and could advise it as to the future approach to be taken. Bearing this in mind, a new investor may not wish to invest in a company where the Board of Directors comprised members who are unfamiliar with the exploration industry.

11. THE DIRECTORS HAVE OTHER BUSINESS INTERESTS WHICH MIGHT RESULT IN THEIR NOT DEVOTING A SIGNIFICANT AMOUNT OF TIME TO THE AFFAIRS OF THE COMPANY

The majority of directors and officers are all involved with other business interests and presently only spend 5 to 10 hours a month individually on the affairs of the Company. Laurence Stephenson is the president and director of Armitage Mining Corp., Douglas Lake Minerals, Inc. and Sutcliffe Resources Ltd.; the first company has filed a Form SB-2 with the SEC, the second company is quoted on the OTC Bulletin Board and the third company is quoted on the Toronto Venture Exchange. Edward Skoda is a director and secretary treasurer of Colossus Ventures, Inc., a company which has filed a Form SB-2 with the SEC, and a director of Zeo Tech Enviro Corp. and Quinto Technologies Inc., both companies quoted on the Toronto Venture Exchange. Their work commitments to each of these other companies might have an impact on the amount of time they can devote to the affairs of the Company. Presently, Louise Murphy spends approximately 5 hours, Edward Skoda spends approximately 10 hours and Laurence Stephenson spends approximately 10 hours. A new investor should consider whether or not they wish to be involved in a company whose directors and officers are not able to devote a significant amount of time to the affairs of the Company due to their other business interests.

12. IF THE COMPANY FAILS TO MAINTAIN MARKET MAKERS IT WILL AFFECT THE LIQUIDITY OF THE SHARES PURCHASED BY NEW INVESTORS

If the Company is unable to maintain at least one National Association of Securities Dealers, Inc. member broker/dealer as market maker, the liquidity of the common shares could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the Company's common stock on any secondary market. A new investor should consider whether or not he or she wishes to invest in a company which may never have a proven track record in the public market and may not have the services of any market maker.

13. HAVING TO RAISE MONEY FROM THE SALE OF SHARES WILL AUTOMATICALLY DILUTE THE OWNERSHIP INTEREST OF EACH SHAREHOLDER IN THE COMPANY

The Company believes the only realistic source of funds presently available to it is through the sale of its common stock. Any sale of shares of its common stock will result in automatic dilution of ownership to the shareholders. A new investor should be aware that his/her ownership interest in the Company might at any time be subject to dilution without the new investor having a decision in the matter.

14. THE ISSUANCE OF SHARES UNDER OUR PROSPECTUS MIGHT RESULT IN A CHANGE OF CONTROL

Presently, the Directors and Officers control 57% of the issued and outstanding shares. If only 500,000 shares are purchased by new investors under our prospectus, the percentage ownership by the Directors and Officers would be reduced to 46% thereby resulting in the possibility of a change in control. If 3,000,000 are subscribed for, the ownership percentage of the current Directors and Officers would be reduced to 23% which would enable one or a group of shareholders, acting together, to accumulate sufficient shares to change the Board of Directors and therefore control. New investors might want to give consideration to the possibility of a change in control which might result in individuals being elected to the Board of Directors whom these new investors, under normal circumstances, would not have entrusted with their money and the operations of the Company.

15. THERE IS NO MINIMUM NUMBER OF SHARES THAT MUST BE SOLD UNDER OUR PROSPECTUS AND ANY FUNDS RECEIVED CAN BE IMMEDIATELY USED BY THE COMPANY

There is no minimum number of shares to be subscribed for under our prospectus before the Company is able to use the proceeds from the sale of its shares. Even if one investor purchased a limited number of shares, the Company can immediately use these funds. If the Company receives only a limited number of subscriptions, there might not be enough money available to undertake the exploration program warranted on the Tylerstone. This being the case, the new investor would have made an investment which has not advanced the Company's future prospects. Before investing, new investors might be wise to consider subscribing to shares of other exploration companies in which the investing public are anxious to participate, resulting in adequate funds being raised to complete the companies' plans of operation.

16. THE COMPANY'S ABILITY TO OPERATE WILL DEPEND ON ITS ABILITY TO FACE ALL THE CHALLENGES OF A NEW BUSINESS

The Company expects to face many new challenges in the start-up of its business. First, the Company will be required to raise capital to complete its exploration programs on the Tylerstone claim and to provide sufficient working capital to enable it to continue as a going concern. Second, it will have to undertake exploration programs to determine whether the Tylerstone actually has a viable ore reserve thereon and if not to evaluate the possibilities of identifying other mineral claims of merit. Third, it will have to attract individuals who have knowledge in exploration and in assisting the directors to develop the Company in the direction envisioned by the directors; that of becoming a mineral exploration company. Fourth, the Company will have to meet all the standards and requirements of a company seeking a quotation on NASD. Firth, it will have to meet all the requirements of communicating on a regular basis with its shareholders and in maintaining it status as a public quoted company.

If the Company does not address all or any of the above challenges associated with the starting up of a new business enterprise, there is the distinct possibility it will not succeed and will eventually cease operations resulting in the total loss of their investments by all its present shareholders and any new investors.

17. IF A MARKET FOR THE COMPANY'S COMMON STOCK DOES NOT DEVELOP, INVESTORS MAY BE UNABLE TO SELL THEIR SHARES

There is currently no market for the Company's common stock and there may never be a public market. If no market ever develops for the Company's shares, it will be difficult for new investors to sell their shares. Even if the Company is able to have its shares listed on a stock exchange, the share price may never trade above $0.10 per share thereby resulting in a loss to new investors. In addition, there may be no share volume to allow the Company's present shareholders and any new investors to sell their shares at any market price. Without a public market or a public market that does not allow shareholder and new investors to realize their investment or to sell their shares, new investors should consider whether or not they wish to invest in shares which they may not be able sell on a public market.

18.  MANAGEMENT  IS  UNDER  NO CONTRACTUAL OBLIGATION TO REMAIN WITH THE COMPANY
     AND  THEIR  DEPARTURE  COULD  CAUSE  THE  COMPANY'S  BUSINESS  TO  FAIL

None of the directors or officers has signed a written employment agreement to ensure that they will remain with the Company. In the event any of the directors or officers decide to resign from the Company, the Company may be unable to attract other qualified officers and directors since it does not have the funds to do so. New investors should consider whether they wish to be associated with a company which might not have, in the future, qualified directors and officers to manage the affairs of this Company.

19. IF THE COMPANY DOES NOT MAINTAIN THE TYLERSTONE IN GOOD STANDING ON OR BEFORE FEBRUARY 24, 2006, IT WILL LOSE ITS INTEREST TO THE MINERAL RIGHTS THEREON.

If the Company is unable to maintain the Tylerstone in good standing on or before February 24, 2006 by not completing either assessment work or paying $3,100 in cash to the Ministry, it will lose its interest in the minerals rights on the Tylerstone. If this occurs, the Company will no longer have any interest in any mineral properties and, therefore, will have no assets to assist in its future development. This situation might result in the Company no longer being a going concern and money invested by shareholders would be lost without any opportunity of recovery.

20.  THE  PRESENT  SHAREHOLDERS  HAVE  PURCHASED  THEIR  SHARES  AT  PRICES
     SUBSTANTIALLY  BELOW  THE  PRICE  OFFERED  IN  OUR  PROSPECTUS

All of the present shareholders acquired their shares at a substantially lower price than the price investors will acquire their shares under our prospectus. For example, 1,850,000 shares were previously sold at a price of $0.001 per share and 270,000 shares were previously sold at a price of $0.01 per share. Any of these present shareholders could sell their shares at lower prices than the shares being offered herein and realize a profit before any new investor had a chance of recovering their original cost. New investors might want to consider whether they wish to invest in another company where the present shareholders have purchased their shares at substantially lower prices than the price under this offering.

21. THERE MAY BE WIDE FLUCTUATIONS IN THE SHARE PRICE OF THE COMPANY'S SHARES WHICH MANAGEMENT HAS NO CONTROL OVER

If a market for the Company's common stock develops, the Company's stock price may be volatile with wide fluctuations in response to several factors, including:

(a)     Actual or anticipated variations in the Company's results of operations;
(b)     The  Company's  ability  or  inability  to  generate  new  revenues;
(c)     Increased  competition;  and
(d)     Conditions  and  trends  in  the  mineral  exploration  industry.

Further, if the Company's common stock is traded on the OTC Bulletin Board, its stock price may be impacted by factors that are unrelated or disproportionate to the Company's operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of the Company's common stock. An investor might not wish to invest in a company whose share price is subject to wide fluctuations due to matters not under the control of the Company.

22. THE COMPANY DOES NOT ANTICIPATE PAYING ANY DIVIDENDS TO ITS SHAREHOLDERS IN THE FORESEEABLE FUTURE

The Company will not pay any dividends in the foreseeable future since it anticipates not making any revenue from the Tylerstone for many years to come and, when and if it does, which is extremely unlikely, it will retain the funds to explore other mineral properties or expand its activities on the Tylerstone. A new investor who is interested in income from his/her investment should consider another form of investment since the Company will never, in the immediate future, pay any dividends to its shareholders.

23. SPENDING MONEY ON EXPLORATION ACTIVITIES MIGHT NOT RESULT IN A COMMERCIALLY VIABLE ORE RESERVE EVER BEING IDENTIFIED

There is no certainty any money spent on exploration of Tylerstone will result in the identification of commercial quantities of ore. Even if millions of dollars were spent over a period of years, an ore reserve might never be found and even if one were found it might not be profitable to extract such ores. Very few mineral claims ever become properties with commercially viable reserves thereon. An investor should not invest in this Company if they are expecting that money spent on the Tylerstone will result in an ore reserve of merit being discovered since the chances of any reserve being on the Tylerstone is extremely remote.

24.  TITLE  TO  THE  TYLERSTONE IS UNSURE SINCE NO SURVEY HAS BEEN UNDERTAKEN TO
     DETERMINE  THE  BOUNDARIES  OF  THE  CLAIM

While the Company has obtained geological reports and confirmation from the Ministry with respect to the Tylerstone as to the mineral rights thereon, the exact boundaries of the claim itself have not been verified by survey. The Company will not verify the boundaries of the Tylerstone by survey in the near future and might never undertake a survey.Therefore, the title and the precise location and area of the Tylerstone may be in doubt. The Tylerstone may be subject to prior unregistered agreements, transfers or native land claims, and title may be affected by undetected defects. To resolve any dispute over the boundaries of the Tylerstone might incur substantial legal costs for the Company and result in the Company losing its rights to the mineral on the Tylerstone. A new investor might not wish to subscribe for shares under our prospectus knowing that the exact boundaries of the Tylerstone have not been surveyed to protect the Company's interest.

25. POSITIVE RESULTS DURING EXPLORATION DOES NOT GUARANTEE COMMERCIAL PRODUCTION DUE TO CERTAIN ENVIRONMENTAL REGULATIONS

If the results of the Company's geological exploration program indicates commercially exploitable reserves, of which there is no assurance that this will ever be the case, and the Company determines to pursue commercial production of the Tylerstone, the Company may be subject to an environmental review process under environmental assessment legislation in the Province of British Columbia. Compliance with an environmental review process may be costly and may delay commercial production. Furthermore, there is the possibility that the Company would not be able to proceed with commercial production upon completion of the environmental review process if government authorities did not approve the Company's program or if the costs of compliance with government regulation adversely affected the commercial viability of the proposed program. At this time the Company does not have any idea what the cost will be to undertake an environmental review. Without knowing the cost impact of the environmental review process, an investor might be wise to consider not investing in our common shares.

26. THE COMPANY WILL BE SUBJECT TO INTENSE COMPETITION FROM OTHER EXPLORATION COMPANIES

In Canada and the United States, there are numerous exploration companies varying in size from small to extremely large. All of these exploration companies are constantly searching for mineral properties of merit and funds from either private or public sources to further their exploration activities. The competition is extremely heavy and being a small exploration company in its initial stage of exploration will make it extremely difficult for the Company to attract funding for its exploration activities. This is due to many other companies competing for properties and capital either having a known name in the industry or a proven track record of successful exploration activities. If the Company is unable to attract capital for the Tylerstone, it might either have to find a joint venture partner to participate in its exploration programs or suffer the loss of the Tylerstone by not being able to maintain it in good standing. A new investor might not wish to subscribe for shares under our prospectus if he/she feels the Company will not be able to compete in the future for money to explore the Tylerstone or to retain its interest in the claim itself.

27.  ACCESS  TO  THE  TYLERSTONE  IS  DIFFICULT  AND  EXPENSIVE

The Tylerstone has no suitable road for easy access to it. Unless the exploration crew is prepared to endure the hardships of crossing ravines and scaling steep slopes, the only way to access the claim is by helicopter. Helicopter time is expensive especially since the source of helicopters is located in Pemberton, 28 miles from the Tylerstone. Before even flying the exploration crew to the Tylerstone, the helicopter would have to fly from Pemberton to Gold Bridge and subsequently return there. All helicopter time in the air would be chargeable to the Company. Supplies would have to be delivered to the Tylerstone by way of helicopter since any exploration crew would not want to have to manually carry in the supplies from Gold Bridge. If the crew had to carry the supplies it might prove difficult to attract an exploration crew. The difficulty of access to the Tylerstone claim and the cost of transporting an exploration crew to the claim should be a consideration of a new investor since it will affect the eventual profitability of the Company.

28.  MINERALS  ON  THE  TYLERSTONE  MAY  NOT  BE  OF  COMMERCIAL  VALUE

The Company does not know if the Tylerstone contains commercially exploitable reserves of marketable minerals since the claim is in the pre-exploration stage. It is extremely rare for a mineral property to ever find reserves of commercial value. Even though previous exploration activities have occurred on the Tylerstone by other exploration companies, none of these companies have found any indications that minerals on the Tylerstone are of commercial quantity and grade. Both the quantity of tons of ore to be extracted and its grade, being the number of ounces per ton, are instrumental in determining whether the minerals are of commercial value. If the number of tons is low, it will not be profitable for the Company to extract minerals from the Tylerstone. If the grade is low, smelter costs would not make it economically feasible to recover the minerals therein. Other exploration companies with known mineral reserves having extractable quantities of ore with economic grades might be better suited to an investor than subscribing for shares under this offering.

29. UNKNOWN HAZARDS WILL INCREASE THE RISK OF EXPLORATION FOR WHICH THE COMPANY DOES NOT HAVE THE FUNDS AVAILABLE TO PROTECT ITS EXPLORATION CREW OR INSURE AGAINST INJURIES

An exploration program on the Tylerstone will incur risk since the claim itself is located in a mountainous area of British Columbia with deep ravines and steep cliffs. The exploration crew will have to combat weather conditions which at times could be extremely wet or subject to snow conditions. The ground, comprising of sharp rock surfaces and fallen trees will be slippery which might result in injuries to the crew. The Tylerstone has an old adit on it which, if explored to determine why it was originally dug, might collapse causing injuries to the crew. Hazards, such as mentioned above, might result in the Company being unable to continue exploration due to personnel not wishing to explore the Tylerstone unless safer conditions are present. Presently, the Company does not have the funds available to ensure that its exploration crew will adequately be protected from injuries at all times. Any injuries might result in lawsuits which the Company has not insured against. Being a pre-exploration company with limited funds available to protect its exploration crew and insure against injury, a new investor might wish to consider investing in another exploration company with adequate funds to offer additional protection to its crew and to insure against future injuries.

30. THE LOCATION AND ACCESS OF SMELTING FACILITIES MIGHT RESTRICT THE REFINING OF ANY ORE EXTRACTED FROM THE TYLERSTONE

Even if the Company is successful in its search for commercially exploitable reserves of marketable minerals on the Tylerstone, the Company may not be able to extract the minerals from the Tylerstone due to smelting facilities not being available within economic distance. Even though there is a smelter located in the town of Gold Bridge, within 10 miles of the Tylerstone, it is private and in March 2004 commenced to process ore from its own claims. Therefore, there may be no opportunity to use these facilities if and when the Company is able to extract minerals from the Tylerstone. Other smelter facilities would have to be used and this would result in significant costs of hauling ore great distances which might prove to be uneconomical for the Company. The cost of haulage of ore might result in the Company being unable to achieve its goals and eventually ceasing to exist as a viable operation, which might result in the total loss of funds invested by all shareholders.

31.  ACCESS  TO  SUPPLIES  AND  EXPLORATION  CREW  PERSONNEL  MIGHT  PROVE TO BE
     DIFFICULT  AND  RESULT  IN  ADDITIONAL  COST  AND  EXPENDITURES

The Tylerstone is located 10 miles east of the township of Gold Bridge, British Columbia and therefore supplies and personnel are available there but with the smelter now operating near Gold Bridge and other mineral claims currently being explored in the surrounding areas by other exploration companies, it might be difficult to obtain supplies and crews as required. Such supplies as wood products, dynamite, bulldozers and people might not be available as needed resulting in delays in exploring the Tylerstone. Supplies might have to be transported from Vancouver which will increase the exploration cost and time for the completion of the exploration program. Even if crews are available in Gold Bridge, they may not have the training required to explore the Tylerstone and the Company will incur additional expenses training the crews which otherwise might not have been the case. Not having the supplies and crew personnel available when needed or having to pay increased costs for such supplies and crew personnel might result in exceeding the exploration budget. With the possibilities of increased costs due to lack of supplies and adequately trained personnel, new investors should consider the material effect such factors may have on the Company's exploration program.

32.  THE  COMPANY  DOES  NOT  CARRY  KEY  MAN  INSURANCE

The Company does not carry key-man insurance and in the event of a loss of any of the directors and officers, especially Messrs. Stephenson and Skoda, the Company will not have the funds available to seek out and compensate other individuals of similar qualifications. Even if the Company does have funds in the future, the board of directors may decide not to use the funds to attract an individual with the required qualifications. The inability to compensate or retain qualified directors and officers will have a material adverse effect on the Company.



                         ITEM 2. DESCRIPTION OF PROPERTY


HISTORY  OF  THE  TYLERSTONE  CLAIM

The Company was incorporated in the State of Delaware on September 24, 1998. On February 24, 1999, the Company "staked" the Tylerstone near Gold Bridge, British Columbia and has undertaken exploration programs on the Tylerstone to meet the assessment requirements to maintain the Tylerstone in good standing during the last five years, other than in 2004, due to snow conditions in the area and paid the Ministry $3,081, to maintain the Tylerstone in good standing until February 24, 2006.

The Ministry has granted to the Company the exclusive rights to the minerals on the Tylerstone from the date the Company first "staked" the Tylerstone. In order to keep these rights, each year the Company is required to spend money on the Tylerstone; either by way of assessment work (being the physical exploration work on the property) or by paying cash in lieu. If the latter happens, the Company pays the money directly to the Ministry. Each year the Company must pay $155 per unit. Since there are 20 units comprising the Tylerstone, the Company will have to pay approximately $3,100 in either physical work or cash in lieu of work not done to maintain the Tylerstone in good standing for a further twelve month period. In the event the Company does more assessment work than required for the year, the residual balance can be carried forward and applied to future years. If the Company does not undertake the physical assessment work and does not pay the Ministry the equivalent money in cash, all rights to the minerals on the Tylerstone will cease effective on the anniversary date; being February 24 of the year in question.

The Company is in the pre-exploration stage and will be in the pre-exploration stage until it commences significant exploration activities. The Company will continue to be in the exploration stage until it achieves significant revenues from operations. In an exploration stage company, management devotes most of its activities exploring its mineral properties. There is no assurance that a commercially viable mineral deposit exists on the Tylerstone or any other mineral property acquired by the Company in the future. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined for the Tylerstone. The Company's ability to emerge from the exploration stage with respect to its planned principal business activity is dependent upon its ability to attain profitable operations. There is no guarantee the Company will be able to identify, acquire or develop mineral properties that will produce profitability. Moreover, if a potential mineral property is identified which warrants acquisition or participation, additional funds may be required to complete the acquisition or participation, and the Company may not be able to obtain such financing on terms which are satisfactory to it. There is substantial doubt regarding the Company's ability to continue as a going concern. The Company's plans for its continuation as a going concern include financing its operations through sales of its common stock. If the Company is not successful with its plans, investors could then lose all or a substantial portion of their investment.

The Company has the rights to certain minerals on the Tylerstone but does not have the rights to any placer minerals (being mineral contained in the overburden which is above the hard rock) or to coal. The placer rights could be staked by the Company but management feels with limited overburden on the majority of the Tylerstone there is no need to do so at the present time. If, during the exploration program, placer minerals are found to be of value, the Company will immediately stake the Tylerstone for placer. Presently, no other parties have the rights to placer on the Tylerstone. In the Gold River area, there are no coal bearing properties. The land itself is not owned by the Company. The Company has only the mineral rights thereon. The land is owned by the Crown; being the Province of British Columbia.

DISTRIBUTION  METHODS

The Company has given no consideration to the method or methods of distribution to be used if it is able to discover a viable ore reserve on the Tylerstone. When and if this occurs the Company will engage the services of consultants who are experts in the distribution of minerals to determine the most efficient method available to it.

COMPETITIVE  BUSINESS  CONDITIONS  AND  THE  COMPANY'S  POSITION  IN  THE MINING
INDUSTRY

Vast areas of Western Canada and the United States Pacific Northwest have been explored. Over the years, extensive literature has been prepared on numerous areas of mineralization thereby allowing a company to have an understanding of an area prior to obtaining the mineral rights. This allows a junior exploration Company to seek out and be competitive with other mining companies in obtaining properties subject to grass roots exploration.

Nevertheless, the Company is at a competitive disadvantage compared to established mineral exploration companies when it comes to being able to complete extensive exploration programs on the Tylerstone. In the future, if the Company is unable to raise further funds to carry on its exploration program, it might be forced to enter into a joint venture with another better financed company which will result in the Company's interest in the Tylerstone being substantially diluted.

SOURCES  AND  AVAILABILITY  OF  SUPPLIES  AND  RAW  MATERIALS

Supplies required during the pre-exploration stage, being posts for marking areas on the claim, link chain for measuring out the grid on the claim, ribbon for marking the intersections and shovels and picks can all be obtained from Gold Bridge which is within 10 miles of the Tylerstone. At this stage, the Company does not require a source of raw materials since it is in the pre-exploration stage, being mainly in exploring and establishing geochemical grids on the Tylerstone, whereas once a trenching and drilling program is decided upon the Company will require such raw materials as cement for establishing a drill site, wood for the platform supporting the drill and for the base for the tent camp.

DEPENDENCE  ON  ONE  OR  A  FEW  MAJOR  CUSTOMERS

The Company does not have any customers and may never have any customers if the Tylerstone does not have a viable ore reserve of commercial value on it.

AMOUNT  SPENT  ON  RESEARCH  AND  DEVELOPMENT

The Company has not spent any money on research and development since its inception.

REQUIREMENTS  OF  GOVERNMENTAL  APPROVALS  AND  MINING  REGULATIONS

During the Company initial exploration program under Phase I, it will not be required to seek approvals from the Ministry. Nevertheless, it will file with the Ministry a "Statement of Work, Cash Payment, Rental" when it has completed its exploration.

This will be similar during Phase II but during Phase III the Company will be required to apply for a "Reclamation Permit" and "Safekeeping Agreement" which guarantees the Tylerstone will be left, after Phase III, is a condition similar to what it was prior to Phase III. The Company will be required to file a deposit with the Ministry ranging from $2,700 to $3,850 depending upon the determination of the Inspector of Mines for the Province of British Columbia. In the event the Company does not leave the Tylerstone in a similar state as prior to the exploration, the Ministry will undertake the work on behalf of the Company at a cost of between $0.55 to $0.77 per cubic meter of earth, trees and material moved.

The Company will have to adhere to certain section of the Mineral Act and other Acts as follows:

     "Mineral Exploration Code - Part II Health, Safety and Reclamation Code for Mines" which assists in the protection of employees and other persons who are exploring the Tylerstone;

     "Fire Prevention and Suppression Regulations of the Forest Practices Code of British Columbia" which set guidelines for camp fires and the use of explosives during exploration; and

     "License to Cut" will be required in the event that trees need to be removed from the Tylerstone.

In addition to the above, the Company will require an employee on the Tylerstone who has a First Aid Certificate and carries a First Aid Kit at all times.

Laurence Stephenson has extensive exploration experience and is familiar with the regulations respecting the initial acquisition and early exploration of mining claims in British Columbia.

ENVIRONMENTAL  REQUIREMENT  IN  BRITISH  COLUMBIA

The Company's exploration activities on the Tylerstone are subject to environmental regulations. Environmental legislation in Canada is working in a manner which may require structure standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees.

1.     Environmental  Regulations  -  Federal
       --------------------------------------

Within Canada most of the environmental regulations in force are under the Provincial rather than the Federal government. As a result, federal legislation and regulations do not materially affect the Company's operations.

2.     Provincial  Environmental  Regulations
       --------------------------------------

Environmental requirements in the Province of British Columbia are under the direction of the Provincial Government since both the local and Federal governments do not take an active part in administering the requirements of Bill 57 - Environmental Management Act (the "Environmental Act") which was passed after the third reading on October 21, 2003 and received Royal Assent on October 23, 2003.

The basic principle under the above Environmental Act is that an individual or company should bear the cost of returning the land to its original state if they are responsible for the disturbance. This Environmental Act incorporates the idea that whoever benefits financially from the activities on a piece of property and contributes to its contamination should be liable for its clean-up. If an individual or company benefits they should not be unfairly enriched.

The Company will secure all necessary permits for exploration, if required, and will file final plans of operation prior to the commencement of any exploration other than the establishment of a sampling grid. At the present time, the Company anticipates no endangered species will be disturbed. Re-contouring and re-vegetation of disturbed surface areas will be completed pursuant to the law. There will be no discharge of water into active streams, creeks, rivers or lakes and any other body of water regulated by the environmental law or regulation. Any portals, adits or shafts will be sealed.

Although compliance with such laws is not presently a significant factor in the Company's operations, it is possible that compliance with future changes in environmental regulations, if any, will adversely affect its operations.

FACILITIES  DURING  PRE-EXPLORATION  AND  DRILLING  PROGRAM

During the pre-exploration and future drilling program, the Company will not build facilities to house the exploration and drilling crew since both the Company and the drilling company will provide tent facilities while the crews are located on the Tylerstone. Even though the town of Gold Bridge is within a short distance from the Tylerstone, the time to travel would have to be done by helicopter and the Company does not wish to incur this expense on a daily basis. Tent and camping equipment can easily be either rented or purchased from Vancouver and transported by helicopter to the site.

STAKING  OF  THE  TYLERSTONE

The Tylerstone claim was "staked" by Edward Skoda, Director of the Company, on its behalf on February 24, 1999. "Staking" of a claim was the method used by the Ministry in verifying title to the minerals on Crown property. The individual staking a claim, known as the "staker," inserts a post or stake into the ground of unstaked property and defines this post as the corner post or "identification" post. A serial pre-numbered tag, purchased from the Gold Commissioner's office (a division of the Ministry), is affixed to the post and the date and time of inserting the post into the ground is recorded on it as well as the proposed name of the claim. The staker is required to walk a line in one direction from the stake and another line at 90-degree angle from the original walk starting at the corner post. The lines are walked for approximately 1,500 feet. Upon completion of these two walks, the staker records the number of units being staked upon the metal tag on the corner post. This information is recorded on a 4-foot Post Mineral Claim form and filed with the Ministry in Vancouver, British Columbia.

As at January 15, 2005, the Ministry no longer requires physical staking as noted above but allows claims to be obtained over the Ministry's website thereby eliminating the need to travel to the claim and insert post and walk the required distance.

HIRING  AN  EXPLORATION  CREW

Due to the hardship of the Tylerstone in accessing it by foot, the Company might find it difficult to hire an exploration crew when it is needed. In the event the Company does not wish to incur the cost of using helicopters to transport the crew and supplies to the Tylerstone, only certain exploration workers would be suitable to climb the wooded mountain side to the Tylerstone while packing in supplies and tent facilities. These individuals would have to be in good physical shape and willing to endure hardships in traveling to and from the Tylerstone. This fact will limit the number of available men in the town of Gold Bridge which would result in the Company having to seek exploration workers in other areas of British Columbia. There is the distinct possibility the Company would have to pay above normal wages for these workers to be convinced to explore the Tylerstone. This being the case, it will have a financial impact on the Company since its costs associated with hiring these exploration workers would substantially increase.

OTHER  MINERAL  PROPERTIES

The Company has not identified any other mineral properties for staking and, therefore, has only the mineral rights on the Tylerstone. It has not dedicated any resources to identifying other mineral properties.

EMPLOYEES

The  Company  does  not  currently  have  any  full  time  employees.

TITLE  TO  THE  TYLERSTONE

The claim is recorded in the name of Edward Skoda, former Principal Executive Officer and a current Director of the Company. This was done to save the Company from having to obtain a Free Miners License from the Ministry. A Free Miners License has to be held by either a company or an individual before any work can be undertaken on a mineral claim. To obtain a Free Miners License, the Company would have to incorporate extra-provincially since a company incorporated outside of British Columbia cannot hold the rights to mineral claims unless it is registered in the Province. To protect the Company, Mr. Skoda signed a Bill of Sale Absolute which, when filed with the Ministry, changes ownership in the mineral rights on the Tylerstone to the Company.

The Company will be making application in the future to obtain an extra-provincial registration and its own Free Miners License. Even though the Company has a signed Bill of Sale Absolute in its possession, it is exposed and might lose its interest in the Tylerstone. If Mr. Skoda transfers title to another person and that deed is recorded prior to recording of the Company's deed, that person would have superior title and the Company would have none. If that event occurs, however, Mr. Skoda will be liable to the Company for monetary damages for breach of his warranty to the title.

PROPERTY  DESCRIPTION,  LOCATION  AND  ACCESS

The Tylerstone is located within the Lode Mineral Property near the town of Gold Bridge. The legal corner post (the "LCP") of the Tylerstone claim has been established through the witness post staking procedure. The LCP is located on the northern shore, of the largest of three ponds, at the headwaters of Truax Creek. The claim can be accessed by snowmobile and snowshoes from either Sheep Creek Access Road or the Truax Creek access road. Both of these roads can be accessed from the village of Gold Bridge.

Tylerstone is located approximately 80 air-miles north-northeast of Vancouver, British Columbia, Canada. The property is approximately 1.25 miles north-northwest of Truax Mountain.

Access to Tylerstone is by helicopter from Pemberton, British Columbia or from Lillooet, British Columbia. Pemberton is 28 air-miles south-southwest of the property and Lillooet is 28 air-miles east-southeast of the property.

CLAIM  STATUS

Tylerstone consists of a single ode mineral claim in the Lillooet Mining Division of British Columbia, covering an area of 1,235 acres. Claim information was obtained from the office of the Ministry as follows.

        Claim  Name          Tenure  No.     Units          Expiry  Date
        -----------          -----------     -----          ---------------

        Tylerstone           367927           20          February  24,  2006

Over the years, the Company has undertaken certain work programs on the Tylerstone which are more fully described below. This has allowed the claim to be maintained in good standing since its original staking.

LACK  OF  A  VIABLE  MINERAL  RESERVE

The Company is in the pre-exploration stage, being engaged in the search of mineral deposits (reserves), without any assurance that a commercial viable mineral deposit or reserve exists on the Tylerstone. A reserve is defined as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves are customarily stated in terms of "ore" (a natural occurance of one or more minerals that may be mined and sold at a profit or from which some part may be profitably separated) when dealing with metalliferous minerals (metal bearing ore). Reserves are either "proven" or "probable" and are defined as follows:

Proven (Measured) Reserves: Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves is well-established.

Probable (Indicated) Reserves: Reserves for which quantity and grade and/or quality are computed from information similar to that used in proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

GEOLOGY

It should be noted the Ministry has posted an extremely detailed publication on the metallurgy of the Bridge River area on their website:

     (www.em.gov.vc.ca/mining/geosurv/minfile/mapareas/bridge.htm)
      -----------------------------------------------------------

Tylerstone area is rugged and in areas below tree line, forest cover is dense with thick undergrowth. These factors, combined with poor access, appear to have discouraged the intense prospecting which took place in other parts of the Bridge River area. Modern geological and geochemical exploration techniques followed up by excavator trenching allow effective exploration today.

CLIMATE  IN  THE  TYLERSTONE  AREA

The winters can be harsh with many inches of snow during the months of October through to the end of March. Access to the Tylerstone during these months is extremely difficult and at some times impossible. During the months of April and May and again in September the climate is a mixture of rain and sleet. The rain can be heavy in the spring months thereby again making access to the Tylerstone difficult. The summers are normally hot and dry with a chance of forest closures by the Ministry of Forestry.

AREA  AND  LOCAL  MINERALIZATION
The  style  of  mineralization in the Bridge River area is similar to the Mother
Lode camp of California. The two camps have similarities in ore, vein mineralogy, wall rock alterations (being the rock forming the walls of a drill hole) and wall rocks, and are similar in the association of the ore veins with the major fault along a belt of elongate serpentine bodies (having the qualities of being greasy or silky luster which feels slightly soapy) that flank the margins of granite batholiths (a large generally discordant plutonic mass comprising a course- grained igneous rock composed of greater than 20% quartz and feldspar that has more than 40 square miles of surface exposure and no known floor).

An extensive fracture system (a general term for any break in a rock, whether or not it causes displacement, due to mechanical failure by stress) in the Bridge River have provided abundant channel ways for vein-forming solutions. It is speculated that the stresses caused by the intrusion of the granitic plutons (a medium coarse grained rock formed by solidification of molten material that originates within the Earth) resulted in shearing (a deformation resulting from stresses that cause or tend to cause contiguous parts of the body to slide relatively to each other in a direction parallel to the plane of contact) and led to the development of veins (a mineral which fills a fault or other fracture in the host rock, in tabular or sheet like form, often associated with replacement of the host rock).

CONCLUSION  AND  RECOMMENDATIONS
Tylerstone warrants a modest Phase I exploration program ($16,500) of data acquisition, aerial photograph interpretation, base map preparation, prospecting and report writing. Contingent upon the success of this Phase I program, Phase II program ($66,000) of geochemical sampling, geological mapping, rock sampling and report writing is recommended. A Phase III program ($165,000) of trenching and/or diamond drilling and report writing is recommended, contingent upon the success of the Phase II program. A breakdown of the exploration steps under each Phase is indicated below.

Phase  1  -  Estimated  Cost:  $16,500
--------

-Acquisition of all property data on the Tylerstone and surrounding area and aerial photographs;
-Aerial  photographic  interpretation  and  base  map  preparation;
-Prospecting and the continuation of the existing grid system on the Tylerstone; -Submission to a geological laboratory samples, both soil and rock, obtained from the Tylerstone for assaying for gold, silver and other minerals; -A geological report prepared by an independent geologist on the findings and work undertaken on Phase I and recommendation regarding Phase II which will be presented to Laurence Stephenson for his review and presentation to the Board of Directors; and
-Preparation  of  assessment  report  to  be  filed  with  the  Ministry.

Phase I is expected to take 10 working days including preparation of the assessment report.

Phase  II  (Contingent  Upon  the  Success of Phase I) - Estimated Cost: $66,000
------------------------------------------------------

-Geochemical soil within the established grid system, where applicable; -Geological mapping and rock sampling in various areas of the Tylerstone; -Sample analysis for gold, silver and pathfinder elements (being the means which will lead the exploration crew to a deposit of a desired substance);

-Preparation of geological report on the exploration activities of Phase II for submission to Laurence Stephenson for review and discussion with the Board of Directors; and
-Preparation  of  assessment  report  to  be  filed  with  the  Ministry.

Phase II is expected to take 25 working days including preparation of the assessment report.

Phase  III (Contingent  Upon the Success of Phase II) - Estimated Cost: $165,000
-----------------------------------------------------

-Trenching of defined targets which were identified under Phase II, where applicable;
-Diamond drilling in areas of interest (at this time the exact footage to be drilled is unknown);
-Sample analysis for gold and silver - will be done by fire assay at a recognized laboratory in Vancouver;
-Preparation of a geological report by an independent geologist based on the finding under Phase III and recommendation for consideration by Laurence Stephenson and the Board of Directors; and -Preparation of assessment report to be filed with the Ministry.

Phase III is expected to take 30 working days including preparation of the assessment report.

     The total cost of completing Phase I to III inclusive is approximately $247,500.

The Company is considered to be in the pre-exploration stage and will be in this stage until it has completed Phases I to III. The Company's work program is designed on a progressive basis whereby the results of earlier Phases determine the detail of the next Phase. The final decision to proceed to a further Phase will be the responsibility of Laurence Stephenson, in conjunction with the Board of Directors' approval, after the Company has received analysis and recommendations from its independent consulting geologist for the last completed Phase. The factors which will determine whether Phase II is undertaken will be the gold and silver content from soil and rock samples under Phase I. If there is an indication of the presence of gold, even in lesser grades than would make it economic to recover, the Company would consider Phase II since it would allow the Company to further investigate and obtain geological information on the area where the gold grades were identified. Initially, gold grades of one tenth of an ounce per ton would be encouraging. By the end of Phase III, the Company will have a better understanding of the potential of the Tylerstone. Whether or not the Company can identify economic tonnage and grades by the end of Phase III is uncertain and maybe unlikely. The total number of days, as determined above, would be 65 but there will have to be time in between each Phase to assess the results and to organize the required personnel for the next Phase. Therefore, conservatively, the completion of Phases I to III inclusive would be approximately 90 to 100 days from the commencement of Phase I. After the entire exploration program has been completed, the Company will no longer be considered to be a pre-exploration company since sufficient exploration work would have been done on the Tylerstone.

Presently, the Company does not have the funds to either start or finish Phase I of the above work program on the Tylerstone. If no funds are received under its prospectus the Company will not be able to undertake any of the above Phases of work. The Tylerstone is in good standing until February 24, 2006 after which a payment of approximately $3,100 (being $155 per unit) will have to be made by the Company to maintain it in good standing for a further year. If no money is received under this offering, the directors will have to contribute funds to the Company to ensure that the Tylerstone does not lapse leaving the Company with no mineral property.

Recent  Exploration  Work  on  Tylerstone

Exploration  -  February  2000
------------------------------

The Company did not perform any exploration work on the Tylerstone during this season but paid cash in lieu of work performed in the amount of $1,466 (being approximately $73 per unit for each of the 20 units) which maintained the claim in good standing until February 24, 2001.

During the first three years, the assessment charge is Cdn. $100 per unit or US $73 per unit. In year four, the assessment value is doubled to Cdn. $200.00 per unit or US $155.

Exploration  -  February  2001
------------------------------

The objective of this physical work program was to orient a grid system over the adit zone, saddle zone and east ridge zone. A total of $1,503 was spent on this exploration work as follows:

     (1) The prospector assessed the Tylerstone by helicopter from the town of Lillooet.

     (2) One of the objectives during this initial exploration program was to establish a grid system whereby future soil and rock samples could be obtained for assaying. No prospecting activities were undertaken due to the snow conditions.

A general topographical reconnaissance was carried out to determine the best grid layout due to the extreme topography. A total of 3,432 feet of baseline and 1,452 feet of X - lines were established as follow:

The old exploration adit (a previous tunnel driven by the old prospectors following a vein structure) and three trenches were located for future exploration.

Exploration  -  February  2002
------------------------------

The objective of this physical work program was to extend a grid system in preparation for a geochemical soil sampling program. A total of $1,416 was expended to establish 12,535 feet of sampling grid.

Exploration  -  February  2003
------------------------------

The objective of the physical work program for 2003 was to extend the grid system established in 2002 and 2003. A total of $2,816 was expended establishing 21,285 feet of sampling grid.

Exploration  -  February  2004
------------------------------

Due to heavy snow conditions in January and February 2004 on the Tylerstone, the Company could not access the claim. Therefore, it was required to pay cash in lieu of exploration for work not done in the amount of $3,081. This amount was paid to the Ministry and maintained the Tylerstone in good standing until February 24, 2005.

Exploration  -  February  2005
------------------------------

On February 22, 2005, the Company filed a Statement of Work, Cash Payment, Rental form with the Ministry indicating the Company has incurred exploration costs in the amount of $3,414 to maintain the Tylerstone in good standing until February 24, 2006. The assessment work undertaken was detailed geological mapping and geotechnical sampling (thin section cutting of sample rocks).

COMPANY'S  MAIN  PRODUCT

The Company does not currently have and may never have a main product if the Company is unsuccessful in its exploration of the Tylerstone. The Company's main product may be the sale of gold and silver that can be extracted from the Tylerstone when, and if ever, a commercially viable ore reserve is discovered. There is no assurance a commercially viable ore reserve will ever be identified and whether, if identified, it will be of the size and grade to be economically feasible.

INVESTMENT  POLICY

The Company is not limited on the percentage of assets which may be invested in any one investment or mineral property. A disposal of a major asset would result in the Board of Directors seeking shareholder approval since this would ensure no subsequent shareholder action could be brought against the Company and its directors and officers. The Company's policy is to acquire assets, being mainly mineral properties, primarily for income in the future rather than capital gains. It is the intention of the Company to explore and develop, if warranted, the Tylerstone in hopes of eventually developing it into income producing property from the sale of the minerals contained thereon.


                            ITEM 3. LEGAL PROCEEDINGS


There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


There has been no Annual General Meeting of Stockholders within the last fiscal year. In a Directors' Meeting held on May 27, 2005 it was agreed that an Annual General Meeting of Stockholders would occur subsequent to the Company becoming a reporting company. The Directors have not yet decided upon the date of the Annual General Meeting of Stockholders.


        ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


During the past year, there has been no established trading market for the Company's common stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As at August 31, 2005 the Company had 40 shareholders; four of these shareholders are officers and directors of the Company.

There are no securities authorized for issuance under outstanding stock options, warrants or rights. There are no employee benefit plans entered into between the Company and its director, officers, consultants or other non-employees. The Company is considering adopting an incentive stock option plan for officers, directors, employees and consultants in order to attract personnel who will assist in the development of the Company. Once the incentive stock option plan has been structured it will be presented at the Annual Meeting for shareholders' approval.


       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


OVERVIEW

The Company was incorporated on September 24, 1998 under the laws of the State of Delaware. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 25,000,000 shares of common stock, par value
$0.001 per share. As at August 31, 2005, there were 2,120,000 shares outstanding. Under its prospectus, the Company is able to issue up to 3,000,000 common shares at a price of $0.10 per share. No shares have been subscribed for under this prospectus as at the date of filing this Form 10K-SB.

LIQUIDITY  AND  CAPITAL  RESOURCES

There is limited historical financial information about the Company upon which to base an evaluation of its performance. The Company is a pre-exploration stage company and has not generated any revenues from operations.

The Company's continued existence and plans for future growth depend on its ability to obtain the capital necessary to operate, through the generation of revenue and the issuance of additional debt or equity. The Company will need to raise capital to fund normal operating costs and exploration efforts. If the Company is not able to generate sufficient revenues and cash flows or obtain alternative funding, it will be unable to continue as a going concern. As disclosed in the report of the independent auditors on the Company's financial statements provided elsewhere in this Form 10K-SB, its recurring losses and negative cash flows from operations raises substantial doubt about the Company's ability to continue as a going concern. The Company's working capital deficiency as at August 31, 2005 is $114,075 with accumulated losses from the date of inception of $163,525. The Company will require $66,842 to settle amounts owed to third parties. The Company is hoping to obtain sufficient funds under its prospectus to cover the above noted amounts. At present time, there are no alternative sources of funds other than the issuance of shares under this offering. The directors have not, at this time, given any consideration to advancing additional funds or obtaining debt financing from institutional lenders supported by their personal guarantees. If the Company does not receive sufficient funds to settle amounts owed to third party creditors and pay future expenses, there is the possibility that the Company might cease operations and never be quoted on the OTC Bulletin Board which would result in all investors losing the funds they invested in the Company.

As at August 31, 2005 the Company had no assets, and $114,075 of liabilities of which $47,232 were due to the related parties. Amounts owed to related parties have no specific terms of repayment and bear no interest. The following schedule shows the minimum amount of capital necessary for the Company to finance planned operations for a period of not less than twelve months from the date of this prospectus.





                                                             ACCOUNTS     ESTIMATED
                                               ESTIMATED      PAYABLE        CASH
             EXPENDITURE                       EXPENSES   AUG. 31, 2005   REQUIRED
     -------------------------------          ----------  --------------  ---------
     Accounting and audit. . . . . .   i    $     8,940    $    17,645    $    26,585
     Annual General Meeting. . . . .   ii         2,000              -          2,000
     Bank charges. . . . . . . . . .                 72              -             72
     Edgar filings . . . . . . . . .   iii        2,100              -          2,100
     Exploration and filing fees . .   iv         3,100              -          3,100
     Filing fees and franchise taxes   v            259              -            259
     Legal . . . . . . . . . . . . .   vi         7,500         18,416         25,916
     Office. . . . . . . . . . . . .                500            984          1,484
     Rent. . . . . . . . . . . . . .   vii            -         20,245         20,245
     Shareholders' communication . .   viii       5,000              -          5,000
     Transfer agent's fees . . . . .   ix         2,000         10,553         12,553
                                             ----------      ---------        -------
            Total expenses. .           . .  $   31,471   $     67,843    $    99,314
                                             ==========     ==========      =========




i. The Company will have Madsen & Associates, CPA's Inc., review its 10-QSBs and examine its Form 10-KSB. In addition, the Company has an internal accountant prepare the working papers for the various financial statements to be sent to Madsen & Associates.

ii. The Directors have approved the holding of an Annual General Meeting of Stockholders now that the Company's prospectus is effective. No date has been set for the Meeting at this time. The above cost relates to the preparation of the Information Circular and Proxy, mailing and tabulating the votes received from the shareholders. In addition, there will be a cost of renting a room for the Meeting.

iii. The various Form 10K-SB and 10Q-SB will have to edgarized for submission to the SEC.

iv. The Company will have to incur a minimum of $3,100 to maintain the Tylerstone in good standing for a further year. Under the prospectus, the Company estimated a minimum of $16,500, being the cost of Phase 1 as recommended by the Directors, be spent during the next year. With the winter months approaching, the Company might have to wait until the latter part of the spring of 2006 to undertake a full exploration program on the Tylerstone.

v. The Company has paid annual filing fees to The Company Corporation of $175. Franchise taxes were paid to the State of Delaware in the amount of $84 including interest.

vi. The Company will have to use the services of its attorney during the year for various matters such as preparation of news releases and review of filing documents with the SEC.

vii. The Company did not incur any rental expense since it used the personal residence of its President. Similar to management fees, rent expense should be reflected as an operating expense. Therefore, the Company has accrued $350 per month as an expense with an offsetting credit to "Capital in Excess of Par Value". The amount set up in accounts payable represents rent unpaid for previous office facilities.

viii. Once the Company becomes a quoted company on the OTCBB it will start to communicate with its shareholders and investing public in general. Certain documents such as new releases, annual meetings, responses to enquires, etc. will have to be attended to. The above noted cost is an estimate since management has never performed this function before.

ix. The transfer agent is Nevada Agency & Trust Company who charges $1,200 per year to act as such. The additional amount included above is for the issuance of new share certificates under our prospectus.

Off-Balance  Sheet  Arrangements

As of August 31, 2005, the Company does not have any off-balance sheet arrangements.

Offices

The Company's executive offices are located in Suite 302 - 15015 Victoria Avenue, White Rock, British Columbia. The office is located in the personal residence of Laurence Stephenson. There is no charge to the Company by Mr. Stevenson but the Company has accrued donated rent expense in its accounts. Presently, the Company is not anticipating incurring any actual expense for an office until such time as management feels the Company has significant activity to warrant an office and the funds are available.

Incorporation  in  the  State  of  Delaware

The Company incorporated in the State of Delaware rather than British Columbia for tax reasons. For example, both the Federal and Provincial Governments impose tax on any profits made. This corporate tax could range as high as 51% of net income. In addition, the Province of British Columbia has an annual capital tax based on the number of shares outstanding. By having a Delaware-based company, the Company, if it ex-provincially incorporates in British Columbia, will only be subject to a 15% withholding tax as set forth in the Canada/US Tax Treaty.

Purchase  of  Assets

The Company does not expect to purchase or sell any plant or significant equipment during the next year.

Increase  in  Number  of  Employees

The  Company does not expect any significant changes in the number of employees.



                          ITEM 7.  FINANCIAL STATEMENTS


The financial statements of the Company are included following the signature page to this Form 10-KSB.

      ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE


During the fiscal year ended August 31, 2005 and through the subsequent period to, to the best of the Company's knowledge, there have been no disagreements with Madsen & Associates, CPA's Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates, CPA's Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.


                        ITEM 8A - CONTROLS AND PROCEDURES


(a)     Evaluation  of  Disclosure  Controls  and  Procedures
        -----------------------------------------------------

The Company's Chief Executive Officer and it Chief Financial Officer, after evaluating the effectiveness of the Company's controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a 14(c) and 15d 14 (c) as of the date within 90 days of the filing of this annual report on Form 10-KSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this annual report on Form 10-KSB was being prepared.

(b)     Changes  in  Internal  Controls
        -------------------------------

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

                                    PART 111


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT


     The name, municipality of residence, position held within the Company, age and the year the individual was first elected or appointed as a director or executive officer of the Company are set forth in the following table. Each director is to serve until the Annual Meeting of Shareholders or until his or her successor is elected or appointed. The work experience of each of the directors and officers is indicated in their individual biographies set forth below.





            NAME AND                                                              YEAR
         MUNICIPALITY OF           POSITION OR OFFICE WITHIN THE                 BECAME
          RESIDENCE                          REGISTRANT                  AGE    A DIRECTOR
     Laurence Stephenson              Chairman of the Board,             56        2004
     White Rock, B.C.               Principal Executive Officer
     Canada                               President and
     . . . . . . .                         Director (1)

     Louise Murphy . .         Principal Financial Officer, Secretary    55        2004
     Coquitlam, B.C. . .                    Treasurer and
     Canada. . . . . . .                     Director (2)

Edward Skoda. . . .                          Director (3)                57      1998 to
Chapaloa, . . . . .                                                              2001 and
Jalisco, Mexico . .                                                                2003




(1) Laurence Stephenson became a director on May 18, 2004 and was appointed on the same day as Principal Executive Officer and President. Mr. Stephenson serves as Chairman of the Board of Directors.

(2) Louise Murphy became a director on May 18, 2004 and was appointed on the same day as Principal Financial Officer and Secretary Treasurer.

(3) Edward Skoda was the founding director of the Company and became President on October 5, 1998 and resigned on April 2, 2001 as President and Director due to other business matters requiring his attention. He was again appointed a Director on April 15, 2003.

     Fred  Hawkins  resigned  as  a  director  on  May  28,  2005.

AUDIT  COMMITTEE

The Audit Committee of the Company currently consists of Laurence Stephenson, Principal Executive Officer, Louise Murphy, Principal Financial Officer, and Edward Skoda, Director. The general function of the audit committee is to review the overall audit plan and the Company's system of internal control, to review the results of the external audit, and to resolve any potential dispute with the Company's auditors. The percentage of common shares beneficially owned, directly and indirectly by the officers and directors, collectively, is
56.6  percent  of  the  total  issued  and  outstanding  shares.

BIOGRAPHIES

The  following  are  biographies  of  the directors and officers of the Company.

LAURENCE STEPHENSON has a Bachelor of Science in geology (1975) from Carleton University in Ottawa, Ontario, Canada and a Master of Business Administration
(1985) from York University in Toronto, Canada. During the majority of his working life, starting from 1967, Mr. Stephenson has been involved in planning and budgeting for mineral exploration in various parts of Canada as well as consulting in geological and offering business advice to the exploration industry. He has been a director of various companies associated with mineral exploration such as Glencairn Explorations Ltd. (listed on the former Calgary Exchange), Strike Minerals Ltd. (listed on the over-the-counter in Toronto), Barkhor Resources Inc., Golden Chief Resources Ltd., Golden Hemlock Exploration Ltd., and Kokanee Exploration Ltd. (all three listed on the former Vancouver Stock Exchange) and Sutcliffe Resources Ltd. (previously listed on the Toronto Stock Exchange). As a director his duties included hiring and evaluation staff, negotiating with the provincial government to secure prospects and permits, assisting with joint ventures arrangements and applicable financing, preparing profiles for submission to mining journals, organizing re-activation reports and overseeing the various exploration programs undertaken by the companies he was a director. At the same time, Mr. Stephenson has his own private consulting firm called GeoFin Inc. where he offered business advise to the mining community, designing and implication of various exploration programs to be used in both

Mexico and South America and assisting in financing various ventures. Presently, Mr. Stephenson is the president and a director of Armitage Mining Corp. (a company which has submitted in 2005 to the SEC a Form SB-2), Douglas Lake
Minerals, Inc. (a reporting company trading on the OTC Bulletin Board) and Sutcliffe Resources Ltd.(a company quoted on the Toronto Venture Exchange).

LOUISE MURPHY has an extensive background in administration in both the medical and legal office environment and holds a degree as a Certified Management Accountant (1989). Her duties included organizing the accounting, computer and office procedures as well as undertaking job costing, budget preparation and variance reporting. In addition, she has been responsible for making decisions regarding scheme, format, frequency and type of advertising required by various firms she has been employed with. Since 2001 to the present time, Ms Murphy became self-employed offering her services to various law firms and being "on call" to the Vancouver School Board for various accounting assignments. On May 18, 2004, she became a Director and was appointed Chief Financial Officer, Chief Accounting Officer and Secretary Treasurer of the Company. Ms. Murphy does not hold a directorship in any other reporting company.

EDWARD SKODA attended the Haileybury School of Mines in Haileybury, Ontario where he obtained a diploma in mining engineering technology (1971). After graduation he was employed by Kaiser Engineering Inc and assigned to their Hammerstay Iron Project in Australia as a civic inspector for the construction of a railway bed. In 1973, he was employed by Newmont Mining Ltd. of Vancouver, B.C. as an underground mining ventilation technologist in their Granduc Mine in northern British Columbia. During 1976 to 1991, Mr. Skoda worked for such companies as Tara Mines in Ireland and the Northwest Territories, Echo Bay Mines at Port Radium near Great Bear Lake, Ange Gold Ltd. of Vancouver, Canadian Mining Services Ltd. and Bechtel Corporation of San Francisco, California where his jobs comprised over this period of time security manager, warehouse manager, underground shift boss and project manager. These positions involved control of explosives, overseeing supplies and shipping of concentrate, mine development including rehabilitation of old adits, underground exploration, drilling blasting in order to extend the adits and assisting with preparation of budgets. In 1991, Mr. Skoda became a director of Lornex Exploration Inc. and became the project manager with the objective of mining the old Churchill Copper Project and Davis Keyes Copper Project both in north B.C. near Nelson. In 1992, he became self employed by staking claims for various companies in Downsville and Forest Hills area of California, Anyox, Princeton and Bralorne located in B.C. and other claims in Mexico, Nevada and Arizona. In the past, Mr. Skoda was a director, until 1999, of Mandalay Capital Corp. (now called Save the World Air, Inc.) which trades on the OTC Bulletin Board and was a director of The Bralorne Mining Company (a reporting company in the United States which does not trade on any public exchange) until he resigned in the spring of 2004. In addition, Mr. Skoda is a director and secretary treasurer of Colossus Ventures, Inc. which filed in November 2004 a Form SB-2 with the SEC.

Mr. Skoda served as President and Principal Executive Officer of the Company from its inception to April 2, 2001 and on April 15, 2003 was again appointed to the Board of Directors. Currently, Mr. Skoda is a director of two public industrial mineral companies listed on the Toronto Venture Exchange in Toronto,
Ontario: one: Zeo Tech Enviro Corp (6 years as a director) - a producer of zeolite product for the oil and gas industry and two: Quinto Technologies Inc. (8 years as a director) - exploring for graphite nickel and iron ore.

Although Laurence Stephenson, Louise Murphy and Edward Skoda do not work full time for the Company, they plan to devote whatever time is required as the Company advances in its exploration program. Once the Tylerstone is ready for exploring, both Laurence Stephenson and Edward Skoda will devote the required time to ensure the exploration program is completed within budget. It is estimated Laurence Stephensen will spend 40 hours a month overseeing the exploration whereas Edward Skoda will be working full time on the Tylerstone during the exploration period. It is expected Louise Murphy will be required to spend at least 15 hours a month accounting for the expenses during the exploration program and preparing an analysis of actual to budgeted costs. If the Tylerstone is proven to have an ore reserve on it, the time required by the directors and officers will increase significantly.

SIGNIFICANT  EMPLOYEES

Other than the officers of the Company, the Company does not currently have any significant employees. The Company might have to engage the services of certain consultants, who are not employees, to assist in the exploration of the Tylerstone, if either Laurence Stephenson or Edward Skoda are unavailable at the time the exploration work will take place. If consultants are required, they will be an integral part to the operations of the Company for the period they are so engaged. At the present time, the Company has not yet identified any prospective consultants.

FAMILY  RELATIONSHIPS

There are no family relationships among directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

INVOLVEMENT  IN  CERTAIN  LEGAL  PROCEEDINGS

To the knowledge of management, during the past five years, no present director, executive officer or person nominated to become a director or an executive officer of the Company:

(1) filed a petition under the Federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings, or any corporation or business association of which he was an executive officer at or within ten years before the time of such filing;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

     (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission or an associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

     (ii) engaging  in  any  type  of  business  practice;  or

     (iii) engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this subsection
     (3)(i) above, or to be associated with persons engaged in any such activities;

(5) was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended or vacated.

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

COMPLIANCE  WITH  SECTION  16  (A)  OF  THE  EXCHANGE  ACT

The Company knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to
Section 12 ("Reporting Person") that filed any reports required to be furnished pursuant to Section 16(a) other than Louise Murphy. Other than those disclosed below, the Company knows of no Reporting Person that failed to file the required reports during the most recent fiscal year.

The following table sets forth as at August 31, 2005, the name and position of each Reporting Person that filed any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name                         Position               Form     Date  Report  Filed
----                         --------               ----     -------------------

Louise  Murphy      Chief  Financial  Officer,       3      September  19, 2005
                    Chief Accounting  Officer
                         and  Director



                        ITEM 10.  EXECUTIVE COMPENSATION


CASH  COMPENSATION

     The following table sets forth compensation paid or accrued by the Company for the last four years ended August 31, 2005 to directors and officers:

               SUMMARY COMPENSATION TABLE ( 2002, 2003, 2004 AND 2005)

                                          Long  Term  Compensation  (US Dollars)
                                          --------------------------------------
Annual  Compensation                      Awards                     Payouts
--------------------                      ------                     -------





         (a)             (b)        (c)     (e)       (f)       (g)     (h)   (i)
                                           Other    Restricted                     All other
                                           Annual    Stock       Options/   LTIP     compen-
 Name and  Principal                        Comp.    awards       SAR      payouts   sation
     position. .      .  Year     Salary    ($)        ($)        (#)       ($)      ($)
--------------------    -------  --------  ------  --------     ---------  ------  ---------

Laurence Stephenson . .  2004       -0-      -0-       -0-        -0-       -0-       -0-
President, and. . . . .  2005       -0-      -0-       -0-        -0-       -0-       -0-
Director

Louise Murphy . . . . .  2004       -0-      -0-       -0-        -0-       -0-       -0-. . .
Secretary Treasurer      2005       -0-      -0-       -0-        -0-       -0-       -0-
 and Director

Edward Skoda.            2002       -0-      -0-       -0-        -0-       -0-       -0-
Director                 2003      1,575     -0-       -0-        -0-       -0-       -0-
 . . . . . . . . . .     2004      2,000     -0-       -0-        -0-       -0-       -0-
.. . . . . . . . . . .    2005      6,000     -0-       -0-        -0-       -0-       -0-

Fred Hawkins             2002       -0-      -0-       -0-        -0-       -0-       -0-
Former President. ..     2003       -0-      -0-       -0-        -0-       -0-       -0-
Current Director .       2004       -0-      -0-       -0-        -0-       -0-       -0-
.. . . . . . . . .        2005       -0-      -0-       -0-        -0-       -0-       -0-

Robin Brine . . . . . .  2002       -0-      -0-       -0-        -0-       -0-       -0-
Former Director . . . .  2003       -0-      -0-       -0-        -0-       -0-       -0-

Gerald Hardy.            2002       -0-      -0-       -0-        -0-       -0-       -0-
Former Director . .      2003       -0-      -0-       -0-        -0-       -0-       -0-
 . . . . . . . . .       2004       -0-      -0-       -0-        -0-       -0-       -0-




     Other than Edward Skoda who received $500 per month in compensation from the date of inception to March 31, 2001 for a total of $15,500, none of the other officers and directors has received compensation since the Company's inception. To date, the Company has not paid in either cash or shares the amount owed to Edward Skoda for the above compensation accrued to him. There is no interest payable on the outstanding amount.

     On May 18, 2004, the Directors passed a Consent Resolution whereby they approved a management fee of $500 per month to Edward Skoda commencing May 1, 2004 for services to be rendered regarding administration of the Company and assisting in the exploration of the Tylerstone. No formal contractual agreement between Mr. Skoda and the Company was entered into relating to this compensation arrangement.

     There are no stock options outstanding as at September 30, 2005 and no options have been granted in 2005, but it is contemplated in the future the Company may issue stock options in the future to officers, directors, advisers and future employees.

     No director or officer is indebted to the Company and none have borrowed any funds from the Company.

     The Company has no defined benefit pension plan or any long-term incentive plan that provides annual benefits to any directors and officers.

     Except for the payment of the management fee to Edward Skoda, the Company has not entered into any employment plan or arrangement, including payments to be received from the Company either currently or in the future as a result of resignation, retirement or any other termination of the Company's officers and directors.

     There exist no plans or arrangements for a change-in-control of the Company.

BONUSES  AND  DEFERRED  COMPENSATION

None

COMPENSATION  PURSUANT  TO  PLANS

None

PENSION  TABLE

None

OTHER  COMPENSATION

The directors have not received any compensation for the time they have devoted to the Company. Nevertheless, the Company does give recognition to the time spent by accruing as an expense each month a charge of $500 per month as management fees with an offsetting credit to "Capital in Excess of Par Value". The amount so accrued with not be pay in either cash or shares to the director in the future.

COMPENSATION  OF  DIRECTORS

None

TERMINATION  OF  EMPLOYMENT

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Consideration set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.


     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of August 31, 2005 (2,120,000 shares issued and outstanding) by (1) all stockholders known to the Company to be beneficial owners of more than 5 percent of the outstanding common stock; and (2) all directors and executive officers of the Company, individually and collectively as a group. The table also reflects such ownership assuming the maximum shares sold for the offering is reached.





                                             AMOUNT OF
  TITLE OR       NAME AND ADDRESS OF         BENEFICIAL        PERCENT OF
   CLASS         BENEFICIAL OWNER (1)        OWNERSHIP (2)        CLASS
-----------     ---------------------        -------------    -----------
Common          Laurence Stephenson           250,000 (3)        11.79%
Stock           1136 Martin Street
.. . . . . . .   White Rock, B.C.
 . . . . . . .  Canada, V4B 3V9

Common          Louise M. Murphy              250,000 (3)        11.79%
Stock           #42 - 2951 Panorama Dr.
.. . . . . . . . Coquitlam, B.C.
 . . . . . . .  Canada, V3E 2W3

Common          Fred Hawkins                  450,000(3)(4)       21.23%
Stock           13028 98A Avenue
.. . . . . . . . Surrey, British Columbia
 . . . . . . .  Canada, V3T 1C6

Common          Edward Skoda                  250,000 (3)         11.79%
Stock           Apdo Postal No. 379
.. . . . . . ..  Chapala, Jalisco
 . . . . . . .  Mexico, CP 45900

Common. . . .   Ownership of all directors
Stock . . . . ..  and officers as a group    1,200,000            56.60%

(1) As of August 31, 2005, there were 2,120,000 common shares issued and outstanding. Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

(2) Under Rule 13-d under the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the persons having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons.

(3) These shares are restricted since they were issued in compliance with the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. After these shares have been held for one year, the Directors and Officers of the Company could sell 1% of the outstanding stock in the Company every three months. Therefore, this stock can be sold after the expiration of one year in compliance with the provisions of Rule
     144. There are "stock transfer" instructions placed against these certificates and a legend has been imprinted on the stock certificates themselves.

(4) Includes shares issued to Fred Hawkins wife and daughter who reside in the same house.

Other than Laurence Stephenson, Louise Murphy, Fred Hawkins and Edward Skoda, the Company does not know of any other shareholder who has more than 5 percent of the issued shares prior to the subscriptions being accepted under this offering.

The number of shares that could presently be sold under Rule 144 is 1,200,000; being the above noted shares held by the Directors and Officers.

There are no voting trusts or similar arrangements known to the Company whereby voting power is held by another party not named herein. The Company knows of no trusts, proxies, power of attorney, pooling arrangements, direct or indirect, or any other contract arrangement or device with the purpose or effect of divesting such person or persons of beneficial ownership of the Company's common shares or preventing the vesting of such beneficial ownership.


            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS

Prior to the effectivness of our prospectus, the Company has never filed a prospectus as specified under Section 10(a) of the Securities Act of 1933. Initially, the Company raised funds from its officers and directors, relatives, friends and business associates as more fully described below.

On February 1, 1999, Edward Skoda, former President, subscribed for 100,000 shares at $0.001 per share. On February 10, 1999, Judith Mide, Secretary Treasurer, subscribed for 10,000 shares at $0.01 per share. In both cases, the consideration paid was cash. Upon the resignation as the Secretary Treasurer and Director, Judith Mide sold her shares to a third party who was not or has not been an officer or director of the Company. Upon the resignation of Edward Skoda, he sold his shares to a third party who was not an officer or director of the Company or ever has been. Upon the appointment of Fred Hawkins as the Principal Executive Officer and Director of the Company in April 1, 2002, he purchased 100,000 common shares from a former shareholder of the Company who was not an officer or director.

In April 2, 2001, with the appointment of Robin Brine as Secretary Treasurer and Director, she purchased 10,000 shares at a price of $0.01 per share for cash consideration from a former shareholder. At the same time, Gerald Hardy, a former Director, acquired 100,000 shares at a price of $0.001 per share for cash consideration from a former shareholder.

In October, 2001, the Company issued an additional 900,000 shares to Fred Hawkins for a consideration of $0.001 per share. The consideration paid by Fred Hawkins was cash.

In June 2004, Fred Hawkins gifted 750,000 restricted shares to his three directors, Laurence Stephenson, Louis Murphy and Edward Skoda, which resulted in each of them acquiring 250,000 shares.

The business purpose for gifting the shares to the above noted directors was to induce them to become members of the Board of Directors since they possess certain knowledge, being able to manage an exploration company and general office procedures, which Mr. Hawkins does not have. As mentioned elsewhere in this prospectus, Messrs. Stephenson and Skoda have been in the exploration industry for a number of years and for the majority of her working life Ms. Murphy has been involved with accounting and office procedures. There are no formal agreements or informal understandings that Mr. Hawkins would receive shares or other compensation from Tylerstone or any of the other directors in return for this transfer of shares.

All of the above share issuances were restricted since they were issued in compliance with the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. After the shares have been held for one year, the holders of these shares could sell a percentage of their shares every three months based on 1% of the outstanding stock in the Company. Therefore, the shares could be sold after the expiration of one year in compliance with the provisions of Rule 144. There are "stop transfer" instructions placed against these shares and a legend is imprinted on each stock certificate.

Some of the Directors of the Company are directors and officers of other companies. Therefore, conflicts of interest may arise between their duties as directors of the Company and as directors and officers of other companies. All such possible conflicts will be disclosed and the directors concerned will govern themselves in respect thereof to the best of their ability in accordance with the obligations imposed on them under the laws of the State of Delaware.

All officers and the director are aware of their fiduciary responsibilities under corporate law, especially insofar as taking advantage, directly or indirectly, of information or opportunities acquired in their capacities as officers and directors of the Company. Any transaction with officers or directors will only be on terms consistent with industry standards and sound business practice in accordance with the fiduciary duties of those persons to the Company, and depending upon the magnitude of the transactions and the absence of any disinterested Board members, the transactions may be submitted to the shareholders for their approval in the absence of any independent Board members.

Both Fred Hawkins and Edward Skoda have advanced money to the Company over the last several years in the aggregate amount of $47,232 as follows:





                                           EDWARD     FRED      TOTAL
            ADVANCES                       SKODA    HAWKINS   ADVANCES
-----------------------------             -------   --------  ---------
       August 31, 1999:
         Management fees (i). . .  .  $   6,000    $      -  $    6,000

August 31, 2000:
   Management fees. . . . . .             6,000           -       6,000
   Cash advance to Company. .             2,000           -       2,000

August 31, 2001:
   Management fees. . . . . .             3,500           -       3,500
   Cash advance to Company. .                 -         230         230

August 31, 2002:
   Cash advance to Company. .                 -       2,030       2,030

August 31, 2003:
   Exploration fees unpaid. .             1,575           -       1,575
   Cash advance to Company. .                 -       1,240       1,240

August 31, 2004:
   Management fees. . . . . .             2,000           -       2,000
   Advance for exploration. .                 -       3,185       3,185

August 31, 2005
    Management fees . . . . .             6,000           -       6,000
    Cash advances to Company.             9,674       3,798      13,472
                                        -------    --------   ---------

Total advances by Directors .         $  36,749   $  10,483  $   47,232
                                        =======    ========   =========




(i)  Edward  Skoda has not been paid for management fees charged to the Company.

The above noted advances have no specific terms of repayment and bear no interest. If an annual compound interest rate of 5% had been used, the amount of interest due and payable would have been $7,782.

The Company has not entered into any transactions with a related party other than a monthly management fee of $500 payable to Edward Skoda. Management does not know of any other transaction it will be entering into with related parties. It is the intention of the Company to deal with third parties in all its acquisitions of exploration claims in the future.

The Company has had no transactions with any promoter or promoters since its inception. Nothing of value, including money, property, contracts, options or rights of any kind has been received or will be received by a promoter, director or indirectly from the Company which is not disclosed in this prospectus.

There were no material transactions, or series of similar transactions, since inception of the Company and during its current fiscal period, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the

Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

                                     PART IV


                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


(a)  (1)        FINANCIAL  STATEMENTS.

The  following  financial  statements  are  included  in  this  report:

Title  of  Document                                                      Page
-------------------                                                      ----

Report  of  Madsen  &  Associates,  CPA's  Inc.                           41

Balance  Sheet  as  at  August  31,  2005                                 42

Statement  of  Operations  for  the  year  ended  August  31,
     2005 and 2004 and for  the  period  from September 24, 1998
     (Date of     Inception) to August  31,  2005                         43

Statement  in  Changes  in  Stockholders'  Equity  for the period from September 24,  1998  (Date  of  Inception)  to  August
     31,  2005                                                            44

Statement  of  Cash  Flows  for  the  year  ended  August  31,
     2005 and 2004 and for  the  period  from  September  24,  1998
     (Date  of Inception)  to  August  31,  2005                          45

Notes  to  the  Financial  Statements                                     46

(a)  (2)   FINANCIAL  STATEMENT  SCHEDULES

The following financial statement schedules are included as part of this report:

None.

(a)  (3)   EXHIBITS

The  following  exhibits  are  included  as  part  of  this report by reference:

1.   Certificate  of  Incorporation,  Articles  of  Incorporation  and  By-laws:

1.1 Certificate of Incorporation (incorporated by reference from Tylerstone's Registration Statement on Form SB-2 filed on December 27, 2004)

1.2  Articles  of  Incorporation  (incorporated  by  reference from Tylerstone's
     Registration  Statement  on  Form  SB-2  filed  on  December  27,  2005)

1.3 By-laws (incorporated by reference from Tylerstone's Registration Statement on Form SB-2 filed on December 27, 2005)

99.1 Certificate Pursuant to Section 301(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

99.2 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3 Certificate Pursuant to Section 301(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

99.4 Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports  on  Form  8-K

None


                ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES


(1)     Audit  Fees
        -----------

The aggregate fees billed by the independent accountants for the last two fiscal years for professional services for the audit of the Company's annual financial statements and the review of quarterly financial statements services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $7,050.

(2)     Audit-Related  Fees
        -------------------

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)     Tax  Fees
        ---------

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advise, and tax planning was $200.

(4)     All  Other  Fees
        ----------------

During the last two fiscal years there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

(5)     Audit  Committee's  Pre-approval  Policies
        ------------------------------------------

At the present time, there are not sufficient directors, officers and employees involved with the Company to make any pre-approval policies meaningful. Once the Company has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

(6)     Audit  hours  incurred
        ----------------------

The principal accountants did not spend greater than 50 percent of the hours spent on the accounting by the Company's internal accountant.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TYLERSTONE  VENTURES  CORPORATION
                                                (Registrant)



Date:  October  24,  2005                         By:/s/  "Laurence  Stephenson"
                                                  ------------------------------
                                                     Laurence  Stephenson
                                                  Chief  Executive  Officer,
                                                  President  and  Director


Date:   October  24,  2005                        By:    /s/  "Louise  Murphy"
                                                  ----------------------------
                                                        Louise  Murphy
                                                 Chief  Accounting  Officer,
                                        Chief  Financial  Officer  and  Director

MADSEN & ASSOCIATES, CPA'S INC.                     684 East  Vine  Street,  #3
Certificate  Public  Accountants and                   Murray, Utah,  84107
Business Consultants Board                         Telephone  (801)  268-2632
                                                         Fax  (801)  262-3978


Board  of  Directors
Tylerstone  Ventures  Corporation
Vancouver  B.  C.  Canada

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Tylerstone Ventures Corporation (pre-exploration stage company) at August 31, 2005, and the related statements of operations, stockholders' equity, and cash flows for the years ended August 31, 2005 and 2004 and the period September 24, 1998 (date of inception) to August 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tylerstone Ventures Corporation at August 31, 2005, and the related statements of operations, stockholders' equity and cash flows for the years ended August 31, 2005 and 2004 and the period September 24, 1998 (date of inception) to August 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt  Lake  City, Utah                    /s/  "Madsen & Associates, CPA's Inc."
September  29,  2005

                         TYLERSTONE VENTURES CORPORATION
                         (Pre-Exploration Stage Company)

                                 BALANCE  SHEET

                                 August 31, 2005





ASSETS
CURRENT ASSETS

     Cash . . . . . . . . . . . . . . . . . . . . . . . . . .  $         -
                                                               ------------

              Total Current Assets. . . . . . . . . . . . . .  $         -
                                                               ------------




LIABILITIES

CURRENT LIABILITIES

    Accounts payable - related parties. . . . . . . . . . . .  $    47,232
    Accounts payable. . . . . . . . . . . . . . . . . . . . .       66,843
                                                               ------------
          Total Current Liabilities . . . . . . . . . . . . .      114,075
                                                               ------------

STOCKHOLDERS' DEFICIENCY

     Common stock
           25,000,000 shares authorized, at $0.001 par value,
           2,120,000 shares issued and outstanding. . . . . .        2,120

     Capital in excess of par value . . . . . . . . . . . . .       47,330

     Deficit accumulated during the pre-exploration stage . .     (163,525)
                                                               ------------

           Total Stockholders' Deficiency . . . . . . . . . .     (114,075)
                                                               ------------

                                                               $         -
                                                               ============








   The accompanying notes are an integral part of these financial statements.

                         TYLERSTONE VENTURES CORPORATION
                         (Pre-Exploration Stage Company)

                           STATEMENTS  OF  OPERATIONS

                For the Years Ended August 31, 2005 and 2004 and the Period September 24, 1998 (Date of Inception) to August 31, 2005





                                                           SEPT. 24,
                                                            1998 TO
                              AUGUST 31,     AUGUST 31,    AUGUST 31,
                                2005            2004         2005
                            ------------  -------------   ----------
SALES. . . . . . . . . . .  $         -   $          -   $        -

EXPENSES . . . . . . . . .       43,496         25,870      163,525
                            ------------  ------------  -----------

NET LOSS . . . . . . . . .  $   (43,496)  $    (25,870)  $ (163,525)
                            ============   ============  ===========



NET LOSS PER COMMON SHARE

     Basic . . . . . . . .  $     (0.02)  $      (0.01)
                            ============  =============


AVERAGE OUTSTANDING SHARES

     Basic and diluted . .    2,120,000      2,120,000
                            ============  =============



















   The accompanying notes are an integral part of these financial statements.

                         TYLERSTONE VENTURES CORPORATION
                         (Pre-Exploration Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        Period September 24, 1998 (Date of Inception) to August 31, 2005





                                                                     CAPITAL IN
                                               COMMON     STOCK       EXCESS OF    ACCUMULATED
                                                SHARES       AMOUNT    PAR VALUE      DEFICIT
                                              ----------     -------  ----------  -------------
BALANCE, SEPTEMBER 24, 1998
    (date of inception). . . . . . . . . . . .         -  $       -   $        -   $        -

Issuance of common stock for cash
    at $0.001 per share - April 2, 1999. . . .   950,000        950             -           -

Issuance of common stock for cash
    at $0.01 per share - April 9, 1999 . . .     270,000        270         2,430           -

Capital contributions - expenses . . . . . .           -          -         6,600           -

Net operating loss for the period ended
August 31, 1999.                                       -          -             -      (17,815)

Capital contributions - expenses . . . . .             -          -         2,200             -

Net operating loss for the year ended
    August 31, 2000. . . . . . . . . . . . .           -          -             -       (18,943)

Capital contributions - expenses . . . . . .           -          -         2,500             -

Net operating loss for the year ended
     August 31, 2001 . . . . . . . . . . . .           -          -             -       (18,558)

Issuance of common stock for cash at
    $0.001 per share - October, 2001 . . . .     900,000        900             -             -

Capital contributions - expenses . . . . . .           -          -         6,000             -

Net operating loss for the year ended
    August 31, 2002. . . . . . . . . . . .             -          -             -       (18,683)

Capital contributions - expenses . . . . . .           -          -        10,400             -

Net operating loss for the year ended
    August 31, 2003. . . . . . . . . . . . .           -          -             -       (20,160)

Capital contribution - expenses. . . . . . . .         -          -        10,600             -

Net operating loss for the year ended
   August 31, 2004 . . . . . . . . . . . . .           -          -             -       (25,870)

Capital contribution - expenses. . . . . . . .         -          -         6,600             -

Net operating loss for the year ended
    August 31, 2005. . . . . . . . . . . . .           -          -             -       (43,496)
                                              ----------    -------    ----------  -------------

BALANCE AS AT AUGUST 31, 2004. . . . . . . .   2,120,000  $   2,120   $    47,330   $  (163,525)
                                              ==========    =======    ==========  =============




    The accompanying notes are an integral part of these financial statements

                         TYLERSTONE VENTURES CORPORATION
                         (Pre-Exploration Stage Company)

                           STATEMENTS  OF  CASH  FLOWS

                For the Years Ended August 31, 2005 and 2004 and the period September 24, 1998 (Date of Inception) to August 31, 2005






                                                                             SEPT. 24, 1998
                                                                                    TO
                                               AUGUST 31,       AUGUST 31,      AUGUST 31,
                                                  2005             2004            2005
                                            -------------     ------------   --------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . .  $    (43,496)     $    (25,870)   $    (163,525)

     Adjustments to reconcile net loss to
          net cash provided by
          operating activities:

    Changes in:
          Accounts payable . . . . . . . .         36,896           15,270          114,075
          Capital contributions - expenses          6,600           10,600           44,900
                                            -------------      -----------      ------------

               Net Cash from Operations. .              -                -           (4,550)
                                             ------------       ----------      ------------

CASH FLOWS FROM
      FINANCING ACTIVITIES:

          Proceeds from issuance of
               common stock. . . . . . . .              -               -           4,550
                                            -------------     -----------    ------------

     Net Increase (Decrease) in Cash . . .              -               -               -

     Cash at Beginning of Period . . . . .              -               -               -
                                            -------------     -----------    ------------

     CASH AT END OF PERIOD . . . . . . . .  $           -   $           -   $           -
                                            =============      ==========     ===========





SCHEDULE  OF  NONCASH  OPERATING  ACTIVITIES

     Contribution  to capital - expenses - 1999 - 2005                $  44,900
======


   The accompanying notes are an integral part of these financial statements.

                         TYLERSTONE VENTURES CORPORATION
                         (Pre-Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS
                                 August 31, 2005

1.     ORGANIZATION

     The Company was incorporated under the laws of the State of Delaware on September 24, 1998 with the authorized common stock of 25,000,000 shares at $0.001 par value.

     The Company was organized for the purpose of acquiring and developing mineral properties. At the balance sheet date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and has not reached the development stage and is considered to be in the pre-exploration stage.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Accounting  Methods
     -------------------

     The Company recognizes income and expenses based on the accrual method of accounting.

     Dividend  Policy
     ----------------

     The  Company  has  not yet adopted a policy regarding payment of dividends.

     Earnings  (Loss)  Per  Share
     ----------------------------

     Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income
     (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if the shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

     Estimates  and  Assumptions
     ---------------------------

     Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

     Financial  Instruments
     ----------------------

     The carrying amounts of financial instruments are considered by management to be their estimated fair value due to their short term maturities.

                         TYLERSTONE VENTURES CORPORATION
                         (Pre-Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS
                                 August 31, 2005

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

     Income  Taxes
     -------------

     The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be reversed. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

     On August 31, 2005 the Company had a net operating losses available for carry forward of $163,525. The income tax benefit of approximately $49,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carry over will expire in 2019 through 2025.

     Unproven  Mineral  Claim  Costs
     -------------------------------

     Cost of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred.

     Environmental  Requirements
     ---------------------------

     At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

     Financial  and  Concentration  Risk
     -----------------------------------

     The Company does not have any concentration or related financial credit risk.

     Revenue  Recognition
     --------------------

     Revenue is recognized on the sale and delivery of product or the completion of services provided.

     Advertising  and  Market  Development
     -------------------------------------

     The Company will expense any advertising and marketing development costs as incurred.

                         TYLERSTONE VENTURES CORPORATION
                         (Pre-Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS
                                 August 31, 2005

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

     Recent  Accounting  Pronouncements
     ----------------------------------

     The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.     SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTY

     Officers-directors have acquired 57 % of the outstanding common stock and have made demand, no interest loans to the Company of $47,232 and contributions to capital of $44,900 by payment of Company expenses.

4.     AQUISITION  OF  AN  UNPROVEN  MINERAL  CLAIM

     The Company acquired a single mineral claim of 1,235 acres known as the Tylerstone situated within the Lillooet Mining Division of British Columbia. The property is located approximately 80 air-miles north-northwest of Vancouver, British Columbia. The expiration date of the claim is February 24, 2006. The renewal cost of these claims is $3,411 Canadian. The costs of staking and filing have been expensed.

5.     CAPITAL  STOCK

     Since its inception the Company has completed private placement offerings of 2,120,000 common shares for $4,550.

     On May 18, 2004 the Company authorized the registration and sale of 3,000,000 common shares at $0.10. The Company completed the registration and anticipates the sale of the shares during November 2005.

5.     GOING  CONCERN

     The Company intends to seek business opportunities that will provide a profit, however, the Company does not have the working capital necessary to be successful in this effort and to service its debt, which raises substantial doubt about its ability to continue as a going concern.
     .
     Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional loans to related parties, and equity funding (Note 5), which will enable the Company to operate for the coming year.