Form 10QSB
period 2005-11-30
TYLERSTONE VENTURES CORP
filed 2006-01-10
CIK 1157443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
                        For the quarterly period ended  Nov 30, 2005

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

                        For the transition period from    to

                        Commission File number  333-121660

TYLERSTONE VENTURES CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware                             98-0375406
(State or other jurisdiction of incorporation or organization)                    (I.R.S. Employer Identification No.)

Suite 302-15015 Victoria Avenue, White Rock, British Columbia, Canada, V4B 1G2
(Address of principal executive offices)

1 - 604 - 780-7659
(Issuer’s telephone number)
n/a
(Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No □

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes □ No □

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

November 30, 2005: 2,120,000 common shares

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at November 30, 2005 and August 31, 2005	4

	Statement of Operations For the three months ended November 30, 2005 and 2004 and for the period September 24, 1998 (Date of Inception) to November 30, 2005	5

	Statement of Cash Flows For the three months ended November 30, 2005 and 2004 and for the period September 24, 1998 (Date of Inception) to November 30, 2005	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	10

ITEM 3.	Controls and Procedures	21

PART 11.	OTHER INFORMATION	22

ITEM 1.	Legal Proceedings	22

ITEM 2.	Changes in Securities	22

ITEM 3.	Defaults Upon Senior Securities	22

ITEM 4.	Submission of Matters to a Vote of Security Holders	22

ITEM 5.	Other Information	22

ITEM 6.	Exhibits and Reports on Form 8-K	22

	SIGNATURES.	23

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheet of Tylerstone Ventures Corporation (a pre-exploration stage company) at November 30, 2005 (with comparative figures as at August 31, 2005) and the statement of operations for the three months ended November 30, 2005 and 2004 and the statement of cash flows for the three months ended November 30, 2005 and 2004 and for the period from September 24, 1998 (date of inception) to November 30, 2005 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended November 30, 2005, are not necessarily indicative of the results that can be expected for the year ending August 31, 2006.

TYLERSTONE VENTURES CORPORATION
(Pre-Exploration Stage Company)
BALANCE SHEETS
November 30, 2005

With comparative figures as at August 31, 2005

(Unaudited - Prepared by Management)

	November 30, 2005	August 31, 2005

LIABILITIES

CURRENT LIABILITIES

Accounts payable - related party	$48,758	$47,232
Accounts payable	82,246	66,843
	131,004	114,075

STOCKHOLDERS’ DEFICIENCY

Common stock
25,000,000 shares authorized, at $0.001 par
value, 2,120,000 shares issued and outstanding	2,120	2,120

Capital in excess of par value	48,980	47,330

Deficit accumulated during the exploration stage	(182,104)	(163,525)

Total Stockholders’ Deficiency	(131,004)	(114,075)

	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

TYLERSTONE VENTURES CORPORATION
(Pre-Exploration Stage Company)

STATEMENT OF OPERATIONS

For the three months ended November 30, 2005 and 2004 and
the period September 24, 1998 (Date of Inception) to November 30, 2005

(Unaudited - Prepared by Management)

	Three Months Ended Nov 30, 2005	Three Months Ended Nov 30, 2004	Date of Inception to Nov 30, 2005

SALES	$ -	$ -	$ -

EXPENSES:

Accounting and audit	4,220	1,450	25,665
Bank charges	-	-	380
Consulting fees	-	-	5,000
Filing fees	-	100	1,387
Franchise taxes	-	-	505
Geology reports	-	-	947
Incorporation costs - written off	-	-	670
Legal	546	2,600	14,481
Management fees	1,500	1,500	43,500
Office	182	401	3,583
Rent	1,050	1,050	30,450
Staking and exploration	10,000	-	24,075
Telephone	600	600	17,400
Transfer agent’s fees	481	359	14,061
	18,579	8,060	182,104

NET LOSS	$(18,579)	$(8,060)	$(182,104)

NET LOSS PER COMMON SHARE

Basic	$(.001)	$ -

AVERAGE OUTSTANDING SHARES

Basic	2,120,000	2,120,000
The accompanying notes are an integral part of these unaudited financial statements.

TYLERSTONE VENTURES CORPORATION
(Pre-Exploration Stage Company)

STATEMENT OF CASH FLOWS

For the three months ended November 30, 2005 and 2004 and
period September 24, 1998 (Date of Inception) to November 30, 2005

(Unaudited - Prepared by Management)
	Three Months Ended November 30, 2005	Three Months Ended November 30, 2004	Date of Inception To November 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(18,579)	$(8,060)	$(182,104)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in assets and liabilities:

Changes in accounts receivable	-	(2,395)	-
Changes in accounts payable	16,929	8,805	131,004
Capital contributions - expenses	1,650	1,650	46,550

Net Change in Cash from Operations	-	-	(4,550)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	-	-	4,550

	-	-	4,550
Net Increase (Decrease) in Cash	-	-	-

Cash at Beginning of Period	-	-	-

CASH AT END OF PERIOD	$ -	$ -	$ -

SCHEDULE OF NONCASH OPERATING ACTIVITIES

Contribution to capital - expenses - 1999 to 2005	$46,550

The accompanying notes are an integral part of these unaudited financial statements.

TYLERSTONE VENTURES CORPORATION
(Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
November 30, 2005

(Unaudited - Prepared by Management)

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

Since its inception the Company has completed private placement offerings of 2,210,000 shares for $4,550.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Earnings (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if the shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

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

TYLERSTONE VENTURES CORPORATION
(Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
November 30, 2005

(Unaudited - Prepared by Management)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability  method deferred tax assets and liabilities are determined based on differences between financial  reporting and the tax bases of the assets and liabilities and are measured using the enacted tax  rates and laws that will be in effect when the differences are expected to be reversed. An  allowance against deferred tax assets is recorded, when it is more likely than not, that such tax  benefits will be realized.

On November 30, 2005 the Company had a net operating loss carry forward of $182,104. The tax benefit of $54,631 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire in 2019 through 2025.

Unproven Mineral Claim Costs

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

Revenue Recognition

Revenue is recognized on the sale and delivery of product or the completion of services provided when and if revenue is received. There can be no assurance that any revenue will be received.

Advertising and Market Development

The Company will expense any advertising and market development costs as incurred.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will  have a material impact on its financial statements.

TYLERSTONE VENTURES CORPORATION
(Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
November 30, 2005

(Unaudited - Prepared by Management)

3.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors have acquired 57 % of the outstanding common stock and have made demand, no interest loans to the Company of $48,758 and contributions to capital of $46,550 by the payment of Company expenses.

4. AQUISITION OF UNPROVEN MINERAL CLAIM

The Company acquired a single mineral claim of 1,235 acres known as the Tylerstone claim situated within the Lillooet Mining Division of British Columbia. The property is located approximately 80 air-miles north-northwest of Vancouver, British Columbia. The expiration date of the claim is February 24, 2006. The renewal cost of these claims is $3,411 Canadian. The costs of staking and filing have been expensed.

5.	CAPITAL STOCK

Since its inception the Company has completed private placement offerings of 2,210,000 common shares for $4,550.

On May 18, 2004, the Company authorized the registration and sale of 3,000,000 common shares at $0.10 per share. The Company completed the registration and anticipates the sale of shares during January 2006.

6.	GOING CONCERN

The Company intends to seek business opportunities that will provide a profit. However, the Company does not have the working capital necessary to be successful in this effort and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional loans from related parties, and equity funding (Note 5), which will enable the Company to operate for the coming year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS

OVERVIEW

Tylerstone Ventures Corporation (the “Company”) was incorporated on September 24, 1998 under the laws of the State of Delaware. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 25,000,000 shares of common stock, par value $0.001 per share. As at November 30, 2005, there were 2,120,000 shares outstanding. Under its effective registration statement, the Company is able to issue up to 3,000,000 common shares at a price of $0.10 per share.

LIQUIDITY AND CAPITAL RESOURCES

There is limited historical financial information about the Company upon which to base an evaluation of its performance. The Company is a pre-exploration stage company and has not generated any revenues from operations.

The Company’s continued existence and plans for future growth depend on its ability to obtain the capital necessary to operate, through the generation of revenue and the issuance of additional debt or equity. The Company will need to raise capital to fund normal operating costs and exploration efforts. If the Company is not able to generate sufficient revenues and cash flows or obtain alternative funding, it will be unable to continue as a going concern. As disclosed in the report of the independent auditors dated September 29, 2005 affixed to the Company’s financial statements for the fiscal year ended August 31, 2005 and filed under its Form 10K-SB on October 24, 2005, its recurring losses and negative cash flows from operations raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s working capital deficiency as at November 30, 2005 is $131,004 with accumulated losses from the date of inception of $182,104. The Company will require $82,246 to settle amounts owed to third parties. The Company is hoping to obtain sufficient funds under its registration statement to cover the above noted amounts. At present time, there are no alternative sources of funds other than the issuance of shares under its registration statement. The directors have not, at this time, given any consideration to advancing additional funds or obtaining debt financing from institutional lenders supported by their personal guarantees. If the Company does not receive sufficient funds to settle amounts owed to third party creditors and pay future expenses, there is the possibility that the Company might cease operations and never be quoted on the OTCBB which would result in all investors losing the funds they invested in the Company.

As at November 30, 2005, the Company had no assets, and $131,004 of liabilities of which $48,758 were due to the related parties. Amounts owed to related parties have no specific terms of repayment and bear no interest. The following schedule shows the minimum amount of capital necessary for the Company to finance planned operations for a period of not less than twelve months from the date of this Form 10Q-SB.

Expenditure		Estimated Expenses	Accounts Payable Nov. 30, 2005	Estimated Cash Required

Accounting and audit	i	$8,940	$20,865	$29,805
Annual General Meeting	ii	2,000	-	2,000
Bank charges		72	-	72
Edgar filings	iii	2,100	-	2,100
Exploration and filing fees	iv	-	10,000	10,000
Filing fees and franchise taxes	v	259	-	259
Legal	vi	7,500	18,964	26,464
Office		500	1,139	1,639
Rent	vii	-	20,245	20,245
Shareholders’ communication	viii	5,000	-	5,000
Transfer agent's fees	ix	2,000	11,034	13,034
Total expenses		$28,371	$82,247	$110,618

i.
The Company will have Madsen & Associates, CPA's Inc., review its 10Q-SBs for the periods ended November 30, 2005, February 28, and May 31, 2006 and examine its Form 10K-SB for its fiscal year ended August 31, 2006. In addition, the Company has an internal accountant prepare the working papers for the various financial statements to be sent to Madsen & Associates.

ii.
The Directors have approved the holding of an Annual General Meeting of Stockholders (the “Meeting”) now that the Company’s prospectus is effective. No date has been set for the Meeting at this time. The above cost relates to the preparation of the Information Circular and Proxy, mailing and tabulating the votes received from the shareholders. In addition, there will be a cost of renting a room for the Meeting.

iii.	The various Form 10K-SB and 10Q-SB will have to edgarized for submission to the SEC.

iv.
The Company will have to incur a minimum of $3,100 to maintain the Tylerstone in good standing for a further year. Under the prospectus, the Company estimated a minimum of $16,500, being the cost of Phase 1 as recommended by the Directors, be spent during the next year. In October, the Company obtained funds in the amount of $10,000 and advanced them to one of the directors to undertake work on the Tylerstone claim which will maintain it in good standing for approximately three years. The work was undertaken but has not yet been filed with the Ministry of Energy and Mines for the Province of British Columbia.

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

viii.
Once the Company becomes a quoted company on the OTCBB it will start to communicate with its shareholders and investing public in general. Certain documents such as new releases, annual meetings, responses to enquires, etc. will have to be attended to. The above noted cost is an estimate since management has never performed these functions before.

ix.
The transfer agent is Nevada Agency & Trust Company who charges $1,200 per year to act as such. The additional amount included above is for the issuance of new share certificates under the Company’s registration statement.

Off-Balance Sheet Arrangements

As of November 30, 2005, the Company does not have any off-balance sheet arrangements.

History of the Tylerstone claim

On February 24, 1999, the Company "staked" the Tylerstone near Gold Bridge, British Columbia and has undertaken exploration programs on the Tylerstone to meet the assessment requirements to maintain the Tylerstone in good standing during the last five years, other than in 2004, due to snow conditions in the area and paid the Ministry of Energy and Mines for the Province of British Columbia (the “Ministry”) $3,081, to maintain the Tylerstone in good standing until February 24, 2006. As mentioned above, the Company advanced $10,000 to one of its directors to undertaken exploration work on the Tylerstone claim in November. The work was completed but has not yet been filed with the Ministry.

The Ministry has granted to the Company the exclusive rights to the minerals on the Tylerstone from the date the Company first “staked” the Tylerstone. In order to keep these rights, each year the Company is required to spend money on the Tylerstone; either by way of assessment work (being the physical exploration work on the property) or by paying cash in lieu. If the latter happens, the Company pays the money directly to the Ministry. Each year the Company must pay $155 per unit. Since there are 20 units comprising the Tylerstone, the Company will have to pay approximately $3,100 in either physical work or cash in lieu of work not done to maintain the Tylerstone in good standing for a further twelve month period. In the event the Company does more assessment work than required for the year, the residual balance can be carried forward and applied to future years. If the Company does not undertake the physical assessment work and does not pay the Ministry the equivalent money in cash, all rights to the minerals on the Tylerstone will cease effective on the anniversary date; being February 24 of the year in question. This will not be the case since work in 2005 was completed but yet unfiled.

The Company is in the pre-exploration stage and will be in the pre-exploration stage until it commences significant exploration activities. The Company will continue to be in the exploration stage until it achieves significant revenues from operations. In an exploration stage company, management devotes most of its activities exploring its mineral properties. There is no assurance that a commercially viable mineral deposit exists on the Tylerstone or any other mineral property acquired by the Company in the future. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined for the Tylerstone. The Company’s ability to emerge from the exploration stage with respect to its planned principal business activity is dependent upon its ability to attain profitable operations. There is no guarantee the Company will be able to identify, acquire or develop mineral properties that will produce profitability. Moreover, if a potential mineral property is identified which warrants acquisition or participation, additional funds may be required to complete the acquisition or participation, and the Company may not be able to obtain such financing on terms which are satisfactory to it. There is substantial doubt regarding the Company’s ability to continue as a going concern. The Company's plans for its continuation as a going concern include financing its operations through sales of its common stock.

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

Staking of the Tylerstone

The Tylerstone claim was “staked” by Edward Skoda, Director of the Company, on its behalf on February 24, 1999. “Staking” of a claim was the method used by the Ministry in verifying title to the minerals on Crown property. The individual staking a claim, known as the “staker,” inserts a post or stake into the ground of unstaked property and defines this post as the corner post or “identification” post. A serial pre-numbered tag, purchased from the Gold Commissioner’s office (a division of the Ministry), is affixed to the post and the date and time of inserting the post into the ground is recorded on it as well as the proposed name of the claim. The staker is required to walk a line in one direction from the stake and another line at 90-degree angle from the original walk starting at the corner post. The lines are walked for approximately 1,500 feet. Upon completion of these two walks, the staker records the number of units being staked upon the metal tag on the corner post. This information is recorded on a 4-foot Post Mineral Claim form and filed with the Ministry in Vancouver, British Columbia.

As at January 15, 2005, the Ministry no longer requires physical staking as noted above but allows claims to be obtained over the Ministry’s website thereby eliminating the need to travel to the claim and insert post and walk the required distance.

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

Property Description, Location and Access

The Tylerstone is located within the Lode Mineral Property near the town of Gold Bridge. The legal corner post (the “LCP”) of the Tylerstone claim has been established through the witness post staking procedure. The LCP is located on the northern shore, of the largest of three ponds, at the headwaters of Truax Creek. The claim can be accessed by snowmobile and snowshoes from either Sheep Creek Access Road or the Truax Creek access road. Both of these roads can be accessed from the village of Gold Bridge.

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

Claim Name  Tenure No. Units  Expiry Date___

Tylerstone  367927  20  February 24, 2006

Over the years, the Company has undertaken certain work programs on the Tylerstone which are more fully described below. This has allowed the claim to be maintained in good standing since its original staking.

Lack of a Viable Mineral Reserve

The Company is in the pre-exploration stage, being engaged in the search of mineral deposits (reserves), without any assurance that a commercial viable mineral deposit or reserve exists on the Tylerstone. A reserve is defined as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves are customarily stated in terms of “ore” (a natural occurance of one or more minerals that may be mined and sold at a profit or from which some part may be profitably separated) when dealing with metalliferous minerals (metal bearing ore). Reserves are either “proven” or “probable” and are defined as follows:

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

Phase II (Contingent Upon the Success of Phase II) - Estimated Cost: $165,000

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

The Company is considered to be in the pre-exploration stage and will be in this stage until it has completed Phases I to III. The Company’s work program is designed on a progressive basis whereby the results of earlier Phases determine the detail of the next Phase. The final decision to proceed to a further Phase will be the responsibility of Laurence Stephenson, in conjunction with the Board of Directors’ approval, after the Company has received analysis and recommendations from its independent consulting geologist for the last completed Phase. The factors which will determine whether Phase II is undertaken will be the gold and silver content from soil and rock samples under Phase I. If there is an indication of the presence of gold, even in lesser grades than would make it economic to recover, the Company would consider Phase II since it would allow the Company to further investigate and obtain geological information on the area where the gold grades were identified. Initially, gold grades of one tenth of an ounce per ton would be encouraging. By the end of Phase III, the Company will have a better understanding of the potential of the Tylerstone. Whether or not the Company can identify economic tonnage and grades by the end of Phase III is uncertain and maybe unlikely. The total number of days, as determined above, would be 65 but there will have to be time in between each Phase to assess the results and to organize the required personnel for the next Phase. Therefore, conservatively, the completion of Phases I to III inclusive would be approximately 90 to 100 days from the commencement of Phase I. After the entire exploration program has been completed, the Company will no longer be considered to be a pre-exploration company since sufficient exploration work would have been done on the Tylerstone.

Presently, the Company does not have the funds to either start or finish Phase I of the above work program on the Tylerstone. If no funds are received under its registration statements the Company will not be able to undertake any of the above Phases of work. The Tylerstone is in good standing until February 24, 2006 and it is expected it will be in good standing for several years due to expending $10,000 on the Tylerstone claim in November.

RISK FACTORS

1.	LOSS OF TOTAL INVESTMENT BY NEW INVESTORS IF THE COMPANY IS UNABLE TO RAISE SUFFICIENT FUNDS TO CARRY ON OPERATIONS

To continue as a going concern, the Company is in urgent need of money. Over the next twelve months the Company will require approximately $110,618, to maintain operations. Shareholders and any future investors should be warned there will be no money available from the sale of gold, silver, lead or zinc from the Tylerstone in the foreseeable future or maybe never since there is no ore reserve existing on the Tylerstone and there is the distinct possibility there will never be an ore reserve. Without adequate funds being received under the registration statement, there is a distinct possibility that any new investors or the Company’s existing shareholders might lose their entire investment.

2.	BECAUSE THE COMPANY HAS NO REVENUE, THE COMPANY WILL NEED ADDITIONAL FUNDS TO CONTINUE OPERATIONS

Because the Company has no revenue, the minimum period of operations the Company could fund, relying on advances from its management, would be six months if no funds were received under its registration statement. In the event management is unwilling to fund operations, the Company could not operate at all. Since the Company has no minimum offering under its registration statement, any money raised might have an insignificant effect on financing operations. Therefore, the Company will have to seek financing from other sources, which, at this time cannot be determined. Therefore, there is a risk new investors may lose their entire investment.

3.	MANAGEMENT HAS NOT COMMITTED TO ADVANCING FURTHER FUNDS AND ARE NOT WILLING TO SIGN PERSONAL GUARANTEES ALLOWING THE COMPANY TO BORROW FROM LENDING INSTITUTIONS

If no money is received under the registration statement, the Company will have to rely upon further advances from its management. Management has not committed to advancing further money to the Company and is not willing to sign personal guarantees allowing the Company to borrow from a lending institution. Without further advances and if no money is received from our prospectus, the Company will not have sufficient money to proceed with its planned objectives. New investors should be aware, prior to making an investment under the Company’s registration statement, there is the distinct possibility they will lose their entire investment due to the Company having a lack of money to continue as a viable entity.

4.	SINCE INCEPTION THE COMPANY HAS HAD LIMITED OPERATIONS AND HAS INCURRED ACCUMULATED LOSSES OF $183,104.

Since its inception on September 24, 1998, the Company has had limited operations other than undertaking annual assessment work on the Tylerstone claim. As at November 30, 2005, the Company has incurred accumulated losses of $183,104 without realizing any revenue from any source. Without increasing its operations, the Company will be considered by the investment community to be basically an inactive company without any future potential. This being the case, the Company will find it extremely difficult to raise money from investors thereby resulting in the directors and officers continually supplying money to the Company or, if they choice not to do so, allowing the Company to eventually lose the rights to the Tylerstone and cease operations all together.

5. AUDITORS HAVE SUBSTANTIAL DOUBT AS TO WHETHER OR NOT THE
COMPANY WILL CONTINUE AS A GOING CONCERN

The Company’s auditors have stated in their report to the Directors dated September 29, 2005 that the Company will need additional working capital for its planned activities and to service its debt which raises substantial doubt about the Company’s ability to continue as a going concern. The underlying assumption, in any business entity, is that it exists as a viable concern able to meet its current debt obligations and to continue with its planned operations. Unless the Company is able to obtain additional working capital, the auditors have substantial doubt that it will continue as a going concern. New investors should seriously consider the doubts the auditors have expressed regarding the future existence of the Company.

6.	A MATERIAL RISK TO THE COMPANY MAY BE THE LACK OF TIMELY REPORTING WITH THE SEC.

Our President is also the president of Douglas Lake Minerals, Inc., a reporting company in the United States, which has not been a timely filer of financial information with the SEC. For example, Douglas Lake Minerals, Inc. filed its Form NT-10Q - Notice of Inability to Timely File - on April 15, 2005 for a Form 10-QSB for the quarter ended February 28, 2005 and then filed the Form 10-QSB on April 29, 2005 outside the time required for filing. Therefore, it was a late filer as defined under Rule 12b-25(b)(2)(ii) since the extension period is five and not fourteen days. With management not devoting significant time to the affairs of our Company, there is the strong possibility the lack of timely reporting may be a material risk to the Company in that its shares may be halted on the OTCBB, either for a period of time or permanently, if it is consistent in filing late. An investor should consider whether or not they wish to invest in the shares of a company where its present management has been a late filer with the SEC in another company.

7.	PENNY STOCK RULES MAY MAKE BUYING OR SELLING OF THE COMPANY’S SHARES DIFFICULT

Broker-dealer practices in connection with transactions in penny stock are regulated by certain penny stock rules adopted by the Securities and Exchange Commission (the “SEC”). Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges and quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about the penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. Since the shares are being offered at $0.10 per share, the Company’s common shares will be subject to the penny stock rules, and investors may find it more difficult to sell their shares.

8.	THE COMPANY HAS NO HISTORY MANAGING AN EXPLORATION PROPERTY UPON WHICH INVESTORS MAY EVALUATE THE COMPANY’S PERFORMANCE

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

Laurence Stephenson, President, and Edward Skoda, Director, have experience in the exploration industry but Louise Murphy has been involved in an exploration company. Louise Murphy’s background is in the accounting and administration of professional firms. In the event, Messrs. Stephenson and Skoda were unable to assist the Company in its exploration activities due to terminating their involvement with the Company, Louis Murphy would not have the experience necessary to manage an exploration program on the Tylerstone claim. Therefore, consultants would have to be hired to assist in the exploration activities on the Tylerstone and to make the decisions as to further exploration work thereon. The Board of Directors would not have an individual whom had knowledge of the exploration industry and could advise it as to the future approach to be taken.

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

If the Company is unable to maintain at least one National Association of Securities Dealers, Inc. member broker/dealer as market maker, the liquidity of the common shares could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the Company’s common stock on any secondary market. A new investor should consider whether or not he or she wishes to invest in a company which may never have a proven track record in the public market and may not have the services of any market maker.

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

Presently, the Directors and Officers control 57% of the issued and outstanding shares. If only 500,000 shares are purchased by new investors under the Company’s registration statement, the percentage ownership by the Directors and Officers would be reduced to 46% thereby resulting in the possibility of a change in control. If 3,000,000 are subscribed for, the ownership percentage of the current Directors and Officers would be reduced to 23% which would enable one or a group of shareholders, acting together, to accumulate sufficient shares to change the Board of Directors and therefore control. New investors might want to give consideration to the possibility of a change in control which might result in individuals being elected to the Board of Directors whom these new investors, under normal circumstances, would not have entrusted with their money and the operations of the Company.

15.	THE COMPANY’S ABILITY TO OPERATE WILL DEPEND ON ITS ABILITY TO FACE ALL THE CHALLENGES OF A NEW BUSINESS

The Company expects to face many new challenges in the start-up of its business. First, the Company will be required to raise capital to complete its exploration programs on the Tylerstone claim and to provide sufficient working capital to enable it to continue as a going concern. Second, it will have to undertake exploration programs to determine whether the Tylerstone actually has a viable ore reserve thereon and if not to evaluate the possibilities of identifying other mineral claims of merit. Third, it will have to attract individuals who have knowledge in exploration and in assisting the directors to develop the Company in the direction envisioned by the directors; that of becoming a mineral exploration company. Fourth, the Company will have to meet all the standards and requirements of a company seeking a quotation on OTCBB. Firth, it will have to meet all the requirements of communicating on a regular basis with its shareholders and in maintaining it status as a public quoted company.

If the Company does not address all or any of the above challenges associated with the starting up of a new business enterprise, there is the distinct possibility it will not succeed and will eventually cease operations resulting in the total loss of their investments by all its present shareholders and any new investors.

16.	IF A MARKET FOR THE COMPANY’S COMMON STOCK DOES NOT DEVELOP, INVESTORS MAY BE UNABLE TO SELL THEIR SHARES

There is currently no market for the Company’s common stock and there may never be a public market. If no market ever develops for the Company’s shares, it will be difficult for new investors to sell their shares. Even if the Company is able to have its shares listed on a stock exchange, the share price may never trade above $0.10 per share thereby resulting in a loss to new investors. In addition, there may be no share volume to allow the Company’s present shareholders and any new investors to sell their shares at any market price. Without a public market or a public market that does not allow shareholder and new investors to realize their investment or to sell their shares, new investors should consider whether or not they wish to invest in shares which they may not be able sell on a public market.

17.	MANAGEMENT IS UNDER NO CONTRACTUAL OBLIGATION TO REMAIN WITH THE COMPANY AND THEIR DEPARTURE COULD CAUSE THE COMPANY’S BUSINESS TO FAIL

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

18.	THE PRESENT SHAREHOLDERS HAVE PURCHASED THEIR SHARES AT PRICES SUBSTANTIALLY BELOW THE PRICE OFFERED IN OUR PROSPECTUS

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

19.	THERE MAY BE WIDE FLUCTUATIONS IN THE SHARE PRICE OF THE COMPANY’S SHARES WHICH MANAGEMENT HAS NO CONTROL OVER

If a market for the Company’s common stock develops, the Company’s stock price may be volatile with wide fluctuations in response to several factors, including:

(a)	Actual or anticipated variations in the Company’s results of operations;
(b)	The Company’s ability or inability to generate new revenues;
(c)	Increased competition; and
(d)	Conditions and trends in the mineral exploration industry.

Further, if the Company’s common stock is traded on the OTCBB, its stock price may be impacted by factors that are unrelated or disproportionate to the Company’s operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of the Company’s common stock. An investor might not wish to invest in a company whose share price is subject to wide fluctuations due to matters not under the control of the Company.

20.	THE COMPANY DOES NOT ANTICIPATE PAYING ANY DIVIDENDS TO ITS SHAREHOLDERS IN THE FORESEEABLE FUTURE

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

21.	SPENDING MONEY ON EXPLORATION ACTIVITIES MIGHT NOT RESULT IN A COMMERCIALLY VIABLE ORE RESERVE EVER BEING IDENTIFIED

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

22.	TITLE TO THE TYLERSTONE IS UNSURE SINCE NO SURVEY HAS BEEN UNDERTAKEN TO DETERMINE THE BOUNDARIES OF THE CLAIM

While the Company has obtained geological reports and confirmation from the Ministry with respect to the Tylerstone as to the mineral rights thereon, the exact boundaries of the claim itself have not been verified by survey. The Company will not verify the boundaries of the Tylerstone by survey in the near future and might never undertake a survey. Therefore, the title and the precise location and area of the Tylerstone may be in doubt. The Tylerstone may be subject to prior unregistered agreements, transfers or native land claims, and title may be affected by undetected defects. To resolve any dispute over the boundaries of the Tylerstone might incur substantial legal costs for the Company and result in the Company losing its rights to the mineral on the Tylerstone.

23.	POSITIVE RESULTS DURING EXPLORATION DOES NOT GUARANTEE COMMERCIAL PRODUCTION DUE TO CERTAIN ENVIRONMENTAL REGULATIONS

If the results of the Company’s geological exploration program indicates commercially exploitable reserves, of which there is no assurance that this will ever be the case, and the Company determines to pursue commercial production of the Tylerstone, the Company may be subject to an environmental review process under environmental assessment legislation in the Province of British Columbia. Compliance with an environmental review process may be costly and may delay commercial production. Furthermore, there is the possibility that the Company would not be able to proceed with commercial production upon completion of the environmental review process if government authorities did not approve the Company’s program or if the costs of compliance with government regulation adversely affected the commercial viability of the proposed program. At this time the Company does not have any idea what the cost will be to undertake an environmental review.

24.	MINERALS ON THE TYLERSTONE MAY NOT BE OF COMMERCIAL VALUE

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

25. THE COMPANY DOES NOT CARRY KEY MAN INSURANCE

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Laurence Stephenson, and its Chief Financial Officer, Louise Murphy, after evaluating the effectiveness of the Company’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a, 14(c) and 15d 14(c) as of the end of the period of the filing of this quarterly report on Form 10-QSB (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could materially affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor any material deficiencies or weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 11 - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings to which the Company is a party or to which the Tylerstone claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

There has been no changes in securities during the current period ended November 30, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There has been no matters submitted to the securities during the current period.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certificate Pursuant to 18 U.S.C Section 1350 signed by the Chief Executive Officer

99.3	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4     Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYLERSTONE CAPITAL CORPORATION
(Registrant)

/s/ “Laurence Stephenson”
Laurence Stephenson
Chief Executive Officer
President and Director

Dated: January 6, 2006

/s/ “ Louise Murphy”
Louise Murphy
Chief Accounting Officer
Chief Financial Officer
and Director

Dated: January 6, 2006