Form 10QSB
period 2006-02-28
TYLERSTONE VENTURES CORP
filed 2006-04-04
CIK 1157443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
                    For the quarterly period ended  February 28, 2006

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

February 28, 2006: 2,610,000 common shares

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at February 28, 2006 and August 31, 2005	4

	Statement of Operations For the three and six months ended February 28, 2006 and 2005 and for the period September 24, 1998 (Date of Inception) to February 28, 2006	5

	Statement of Cash Flows For the six months ended February 28, 2006 and 2005 and for the period September 24, 1998 (Date of Inception) to February 28, 2006	6

	Statement of Change in Stockholders’ Equity Period September 24, 1998 (Date of Inception) to February 28, 2006	6

	Notes to the Financial Statements.	8

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	11

ITEM 3.	Controls and Procedures	22

PART 11.	OTHER INFORMATION	22

ITEM 1.	Legal Proceedings	22

ITEM 2.	Changes in Securities	22

ITEM 3.	Defaults Upon Senior Securities	23

ITEM 4.	Submission of Matters to a Vote of Security Holders	23

ITEM 5.	Other Information	23

ITEM 6.	Exhibits and Reports on Form 8-K	23

	SIGNATURES.	24

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheet of Tylerstone Ventures Corporation (a pre-exploration stage company) at February 28, 2006 (with comparative figures as at August 31, 2005) and the statement of operations for the three and six months ended February 28, 2006 and 2005 and the statement of cash flows for the six months ended February 28, 2006 and 2005 and for the period from September 24, 1998 (date of inception) to February 28, 2006 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended February 28, 2006, are not necessarily indicative of the results that can be expected for the year ending August 31, 2006.

TYLERSTONE VENTURES CORPORATION
(Pre-Exploration Stage Company)
BALANCE SHEETS
February 28, 2006

With comparative figures as at August 31, 2005

(Unaudited - Prepared by Management)

	February 28, 2006	August 31, 2005
ASSETS

CURRENT ASSETS

Bank	$ 10,332	$ -

Total assets	$ 10,332	$ -

LIABILITIES

CURRENT LIABILITIES

Accounts payable - related party	$18,233	$47,232
Accounts payable	26,544	66,843
	44,777	114,075

STOCKHOLDERS’ DEFICIENCY

Common stock
25,000,000 shares authorized, at $0.001 par
value, 2,610,000 shares issued and outstanding
(August 31, 2005 - 2,120,000 shares issued)	2,610	2,120

Capital in excess of par value	99,140	47,330

Deficit accumulated during the exploration stage	(136,195)	(163,525)

Total Stockholders’ Deficiency	(34,445)	(114,075)

	$10,322	$ -

The accompanying notes are an integral part of these unaudited financial statements.

TYLERSTONE VENTURES CORPORATION
(Pre-Exploration Stage Company)

STATEMENT OF OPERATIONS

For the three and six months ended February 28, 2006 and 2005 and the period September 24, 1998 (Date of Inception) to February 28, 2006

(Unaudited - Prepared by Management)

	Three Months Ended Feb 28, 2006	Three Months Ended Feb 28, 2005	Six Months Ended Feb 28, 2006	Six Months Ended Feb 28, 2005	Date of Inception to Feb 28, 2006

SALES	$ -	$ -	$ -	$ -	$ -

EXPENSES:

Accounting and audit	1,495	2,475	5,715	3,925	27,160
Bank charges	176	-	176	35	556
Consulting fees	-	-	-	-	5,000
Filing fees	-	-	-	100	1,387
Franchise taxes	60	58	60	58	565
Geology reports	-	-	-	-	947
Incorporation costs - written off	-	-	-	-	670
Legal	2,208	8,011	2,754	10,611	16,689
Management fees	1,500	1,500	3,000	3,000	45,000
Office	1,750	270	1,932	636	5,333
Rent	1,050	1,050	2,100	2,100	31,500
Staking and exploration	1,738	3,411	11,738	3,411	25,813
Telephone	600	600	1,200	1,200	18,000
Transfer agent’s fees	189)	370	292	729	13,872
	10,388	17,745	28,967	25,805	192,492

Net loss from operations	10,388	17,745	28,967	25,805	192,492

Settlement of debt	(56,297)	-	(56,297)	-	(56,297)

NET INCOME (LOSS)	$45,909	$(17,745)	$ 27,330	$ (25,805)	$(136,195)

NET INCOME (LOSS) PER COMMON SHARE

Basic	$0.02	$(0.01)	$0.01	(0.01)

AVERAGE OUTSTANDING SHARES

Basic	2,261,555	2,120,000	2,190,387	2,120,000

The accompanying notes are an integral part of these unaudited financial statements.

TYLERSTONE VENTURES CORPORATION
(Pre-Exploration Stage Company)

STATEMENT OF CASH FLOWS

For the six months ended February 28, 2006 and 2005 and
period September 24, 1998 (Date of Inception) to February 28, 2006

(Unaudited - Prepared by Management)
	Six Months Ended Feb 28, 2006	Six Months Ended Feb 28, 2005	Date of Inception To Feb 28, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$27,330	$(25,805)	$(136,195)

Adjustments to reconcile net loss to Net cash provided by operating activities:

Changes in assets and liabilities:

Changes in accounts payable	(69,298)	22,505	44,777
Capital contributions - expenses	3,300	3,300	48,200

Net Change in Cash from Operations	(38,668)	-	(43,218)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	49,000	-	53,550

	49,000	-	53,550
Net Increase (Decrease) in Cash	10,332	-	10,332

Cash at Beginning of Period	-	-	-

CASH AT END OF PERIOD	$ 10,332	$ -	$ 10,332

SCHEDULE OF NONCASH OPERATING ACTIVITIES

Contribution to capital - expenses - 1999 to 2006	$48,200

The accompanying notes are an integral part of these unaudited financial statements.

TYLERSTONE VENTURES CORPORATION
(Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period September 24, 1998 (Date of Inception) to February 28, 2006

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit
Balance, September 24, 1998 (date of inception)	-	$ -	$ -	$ -

Issuance of common stock for cash at $0.001 per share - April 2, 1999	950,000	950	-	-

Issuance of common stock for cash at $0.01 per share - April 9, 1999	270,000	270	2,430	-

Capital contributions - expenses	-	-	6,600	-

Net operating loss for the period ended August 31, 1999	-	-	-	(17,815)

Capital contributions - expenses	-	-	2,200	-

Net operating loss for the year ended August 31, 2000	-	-	-	(18,943)

Capital contributions - expenses	-	-	2,500	-

Net operating loss for the year ended August 31, 2001	-	-	-	(18,558)

Issuance of common stock for cash at $0.001 per share - October, 2001	900,000	900	-	-

Capital contributions - expenses	-	-	6,000	-

Net operating loss for the year ended August 31, 2002	-	-	-	(18,683)

Capital contributions - expenses	-	-	10,400	-

Net operating loss for the year ended August 31, 2003	-	-	-	(20,160)

Capital contributions - expenses	-	-	10,600	-

Net operating loss for the year ended August 31, 2004	-	-	-	(25,870)

Capital contribution - expenses	-	-	6,600	-

Net operating loss for the year ended August 31, 2005	-	-	-	(43,496)

Issuance of common stock for cash at $0.10 per share - February 2, 2006	490,000	490	48 ,510

Capital contributions - expenses	-	-	3,300

Net operating income for the six months ended February 28, 2006	-	-	-	27,330

Balance as at February 28, 2006	2,610,000	$ 2,610	$ 99,140	$ (136,195)

The accompanying notes are an integral part of these unaudited financial statements

TYLERSTONE VENTURES CORPORATION
(Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
February 28, 2006

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

Since its inception the Company has completed private placement offerings of 2,120,000 shares for $4,550. In February 2006, the Company issued 490,000 common shares for a consideration of $49,000 under an effective registration statement files with the United States Securities and Exchange Commission.

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
February 28, 2006

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

On February 28, 2006 the Company had a net operating loss carry forward of $136,195. The tax benefit of $41,758 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire in 2019 through 2025.

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
February 28, 2006

(Unaudited - Prepared by Management)

3.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors have acquired 29% of the outstanding common stock and have made demand, no interest loans to the Company of $18,233 and contributions to capital of $27,536 by the payment of Company expenses. During the period, one director forgave money due to him in the amount of $30,500.

4. AQUISITION OF UNPROVEN MINERAL CLAIM

The Company acquired a single mineral claim of 1,235 acres known as the Tylerstone claim situated within the Lillooet Mining Division of British Columbia. The property is located approximately 80 air-miles north-northwest of Vancouver, British Columbia. The expiration date of the claim is February 24, 2009. The renewal cost of these claims is $3,411 Canadian. The costs of staking and filing have been expensed.

5.	CAPITAL STOCK

Since its inception the Company has completed private placement offerings of 2,120,000 common shares for $4,550 and under an effective registration statements issued a further 490,000 common shares at a price of $0.10 per share for a total consideration of $49,000 in February 2006.

6.	SETTLEMENT OF DEBT

During the period certain creditors agreed to either reduce the amount owed to them in the amount of $25,797. In addition, a director agreed to forgive $30,500 in amounts owed to him.

7.	GOING CONCERN

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS

OVERVIEW

Tylerstone Ventures Corporation (the “Company”) was incorporated on September 24, 1998 under the laws of the State of Delaware. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 25,000,000 shares of common stock, par value $0.001 per share. As at February 28, 2006, there were 2,610,000 shares outstanding. Under a registration statement the Company issued 490,000 common shares at a price of $0.10 per share for a total consideration of $49,000.

LIQUIDITY AND CAPITAL RESOURCES

There is limited historical financial information about the Company upon which to base an evaluation of its performance. The Company is a pre-exploration stage company and has not generated any revenues from operations.

The Company’s continued existence and plans for future growth depend on its ability to obtain the capital necessary to operate, through the generation of revenue and the issuance of additional debt or equity. The Company will need to raise capital to fund normal operating costs and exploration efforts. If the Company is not able to generate sufficient revenues and cash flows or obtain alternative funding, it will be unable to continue as a going concern. As disclosed in the report of the independent auditors dated September 29, 2005 affixed to the Company’s financial statements for the fiscal year ended August 31, 2005 and filed under its Form 10K-SB on October 24, 2005, its recurring losses and negative cash flows from operations raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s working capital deficiency as at February 28, 2006 is $34,445 with accumulated losses from the date of inception of $136,195. The Company will require $26,544 to settle amounts owed to third parties. At present time, there are no alternative sources of funds other than the issuance of shares. The directors have not, at this time, given any consideration to advancing additional funds or obtaining debt financing from institutional lenders supported by their personal guarantees. If the Company does not receive sufficient funds to settle amounts owed to third party creditors and pay future expenses, there is the possibility that the Company might cease operations and never be quoted on the OTCBB which would result in all shareholder losing the funds they invested in the Company.

As at February 28, 2006, the Company had no assets, and $44,777 of liabilities of which $18,233 were due to the related parties. Amounts owed to related parties have no specific terms of repayment and bear no interest. The following schedule shows the minimum amount of capital necessary for the Company to finance planned operations for a period of not less than twelve months from the date of this Form 10Q-SB.
Expenditure		Estimated Expenses	Accounts Payable Feb 28, 2006	Estimated Cash Required

Accounting and audit	i	$7,035	$16,770	$23,805
Bank charges		108	-	108
Edgar filings	ii	2,100	-	2,100
Filing fees and franchise taxes	iii	259	-	259
Management fees	iv	6,000	-	6,000
Office		500	9,482	9,982
Transfer agent's fees	v	1,200	292	1,492
Total expenses		$17,202	$26,544	$43,746

i.
The Company will have Madsen & Associates, CPA's Inc., review its 10Q-SBs for the periods ended May 31, and November 30, 2006 and February 28, 2007 and examine its Form 10K-SB for its fiscal year ended August 31, 2006. In addition, the Company has an internal accountant prepare the working papers for the various financial statements to be sent to Madsen & Associates.

ii.	The various Form 10K-SB and 10Q-SB will have to edgarized for submission to the SEC.

iii.	The Company has paid annual filing fees to The Company Corporation of $199. Franchise taxes were paid to the State of Delaware in the amount of $60 including interest.

iv.	The Company compensated its President at $500 per month.

v.	The transfer agent is Nevada Agency & Trust Company who charges $1,200 per year to act as such. This expense is charged to the Company in April of each year.

Settlement of debt

In February 2006, the Company negotiated with certain creditors the forgiveness of debt owed to them as follows:

Creditor	Amount Forgiven	Note

Nevada Agency & Trust Company	$ 5,552	It was agreed the transfer agent would accept $5,000 in full settlement of the balance outstanding. The balance remaining was written off in the current period.

Bangor Management	20,245	Rental cost for office suite incurred several years ago which has been written off in total.

Edward Skoda Director	30,500	Monies owed for management fees, advances and miscellaneous expenses.

Total	$ 56,297

Off-Balance Sheet Arrangements

As of February 28, 2006, the Company does not have any off-balance sheet arrangements.

History of the Tylerstone claim

On February 24, 1999, the Company "staked" the Tylerstone near Gold Bridge, British Columbia and has undertaken exploration programs on the Tylerstone to meet the assessment requirements to maintain the Tylerstone in good standing during the last five years, other than in 2004, due to snow conditions in the area and paid the Ministry of Energy and Mines for the Province of British Columbia (the “Ministry”) $3,081, to maintain the Tylerstone in good standing. During November and December 2005, the Company spent a total of $11,738 on exploration work on the Tylerstone to maintain it in good standing for a period of three years ending on February 24, 2009. The Company was unable to undertake further exploration work due to the weather conditions on the Tylerstone claim. Therefore, the Company did not complete Phase I of its recommended work program. The balance of the program will have to be undertaken in the summer of 2006.

The Ministry has granted to the Company the exclusive rights to the minerals on the Tylerstone from the date the Company first “staked” the Tylerstone. In order to keep these rights, each year the Company is required to spend money on the Tylerstone; either by way of assessment work (being the physical exploration work on the property) or by paying cash in lieu. If the latter happens, the Company pays the money directly to the Ministry. Each year the Company must pay $155 per unit. Since there are 20 units comprising the Tylerstone, the Company is required to pay approximately $3,100 in either physical work or cash in lieu of work not done to maintain the Tylerstone in good standing for a further twelve month period. As done during the current period, the Company did more assessment work than required for the year and therefore the residual balance was applied to future years to maintain the Tylerstone claim in good standing until February 24, 2009.

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

Title to the Tylerstone

The claim is recorded in the name of Laurence Stephenson, President and Director of the Company. This was done to save the Company from having to obtain a Free Miners License from the Ministry. A Free Miners License has to be held by either a company or an individual before any work can be undertaken on a mineral claim. To obtain a Free Miners License, the Company would have to incorporate extra-provincially since a company incorporated outside of British Columbia cannot hold the rights to mineral claims unless it is registered in the Province.

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

Claim Name	Tenure No.	Units	Expiry Date

Tylerstone	367927	20	February 24, 2009

Over the years, the Company has undertaken certain work programs on the Tylerstone which has allowed the claim to be maintained in good standing since its original staking.

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

Conclusion and Recommendations

Tylerstone warrants a modest Phase I exploration program ($16,500) of data acquisition, aerial photograph interpretation, base map preparation, prospecting and report writing. During November and December 2005 the Company completed some of Phase I but due to weather conditions was unable to finish the exploration program. Contingent upon the success of this Phase I program, when completed, Phase II program ($66,000) of geochemical sampling, geological mapping, rock sampling and report writing is recommended. A Phase III program ($165,000) of trenching and/or diamond drilling and report writing is recommended, contingent upon the success of the Phase II program. A breakdown of the exploration steps under each Phase is indicated below.

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

Exploration work preformed in November and December 2006

Air photo interpretation with follow-up reconnaissance prospecting determined the Adit and Saddle Zones should be explored by ground geophysics to penetrate the glacial till and marine deposits. This type of overburden masks the ground geochemical signature that the sampling density would be insufficient to properly delineate any of the potential mineralized zones.

The Adit Zone was located and found to be caved. The portal was mucked out safely to bedrock but the back and face kept sloughing in with frozen talus rock. Two floor samples were cut on the vein which returned assays of 0.03 oz/ton and 0.01 oz/ton gold respectively.

The two Saddle Zone trenches were located, cleared out and sampled. A general reconnaissance was conducted to locate the East Ridge Zone and any other old workings in the immediate area. No workings or showings were found.

Rust gossan float was noted sporadically throughout the marine deposit. There did not appear to be any concentration of gossan trains or zones.

Magnetic field and VLF data was collected simultaneously during the ground survey. Data was collected using two GSM-19 field units capable of taking both magnetic field and VLF readings. One unit was used as a base station magnetometer, Serial No. 69567, the other as a mobile unit, Serial No. 9229, both using Hawaii frequency.

The base station and the field magnetometers are synchronized on the basis to time and computer software is used to correct the field data for diurnal variations.

The VLF method uses powerful radio transmitters set up in different parts of the world (ie., Hawaii). Signals from these powerful transmitters induce electric currents in conductive bodies. Induced currents produce secondary magnetic fields that can be detected as surface through deviations of the normal VLF field.

RISK FACTORS

1.	Loss of total investment by the shareholders if the Company is unable to raise sufficient funds to carry on operations.

To continue as a going concern, the Company is in need of money. Over the next twelve months the Company will require approximately $43,746 (page 11) to maintain operations. Shareholders should be warned there will be no money available from the sale of gold, silver, lead or zinc from the Tylerstone in the foreseeable future or maybe never since there is no ore reserve existing on the Tylerstone and there is the distinct possibility there will never be an ore reserve. Without adequate funds being received, there is a distinct possibility the Company’s existing shareholders might lose their entire investment.

2.	Because the Company has no revenue, the Company will need additional funds to continue operations.

Because the Company has no revenue, the minimum period of operations the Company could fund, relying on advances from its management, would be six months. In the event management is unwilling to fund operations, the Company could not operate at all. The Company will have to seek financing from other sources, which, at this time cannot be determined. Therefore, there is a risk to our shareholders is that they lose their entire investment.

3.	Management has not committed to advancing further funds and are not willing to sign personal guarantees allowing the Company to borrow from lending institutions.

The Company will have to rely upon further advances from its management. Management has not committed to advancing further money to the Company and is not willing to sign personal guarantees allowing the Company to borrow from a lending institution. Without further advances, the Company will not have sufficient money to proceed with its planned objectives. Our shareholders should be aware there is the distinct possibility they will lose their entire investment due to the Company having a lack of money to continue as a viable entity.

4.	Since inception the Company has had limited operations and has incurred accumulated losses of $136,195.

Since its inception on September 24, 1998, the Company has had limited operations other than undertaking annual assessment work on the Tylerstone claim. As at February 28, 2006, the Company has incurred accumulated losses of $136,195 without realizing any revenue from any source. Without increasing its operations, the Company will be considered by the investment community to be basically an inactive company without any future potential. This being the case, the Company will find it extremely difficult to raise money from investors thereby resulting in the directors and officers continually supplying money to the Company or, if they choice not to do so, allowing the Company to eventually lose the rights to the Tylerstone and cease operations all together.

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

6.	Penny stock rules may make buying or selling of the Company’s shares difficult

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

7.	The Company has no history managing an exploration property upon which future investors may evaluate the Company’s performance.

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

8.	The Company has only one mineral claim which might impair its ability to attract capital to acquire further mineral properties

The Company currently holds the mineral rights to only one mineral claim: the Tylerstone. The Company, in the future, may be unable to raise sufficient capital to acquire other mineral properties in the event that the Tylerstone is without merit which would result in the Company having no future exploration prospects.

9.	Messrs. Stephenson and Skoda are the only directors who have had any exploration experience since Ms. Murphy has had no involvement in the past with an exploration company.

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

10.	The directors have other business interests which might result in their not devoting a significant amount of time to the affairs to the Company.

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

11.	If the Company fails to maintain market makers it will affect the liquidity of the shares.

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

12.	Having to raise money from the sale of shares will automatically dilute the ownership interest of each shareholder of the Company.

The Company believes the only realistic source of funds presently available to it is through the sale of its common stock. Any sale of shares of its common stock will result in automatic dilution of ownership to the existing shareholders.

13.	The future issuance of shares might result in a change of control.

Presently, the Directors and Officers control 29% of the issued and outstanding shares. Since this does not represent a controlling number of shares any shareholders, acting together, could accumulate sufficient shares to change the Board of Directors and hence the direction of the Company.

14.	The Company’s ability to operate will depend on its ability to face all the challenges of a new business.

The Company expects to face many new challenges in the start-up of its business. First, the Company will be required to raise capital to complete its exploration programs on the Tylerstone claim and to provide sufficient working capital to enable it to continue as a going concern. Second, it will have to undertake exploration programs to determine whether the Tylerstone actually has a viable ore reserve thereon and if not to evaluate the possibilities of identifying other mineral claims of merit. Third, it will have to attract individuals who have knowledge in exploration and in assisting the directors to develop the Company in the direction envisioned by the directors; that of becoming a mineral exploration company. Fourth, the Company will have to meet all the standards and requirements of a company seeking a quotation on OTCBB. Firth, it will have to meet all the requirements of communicating on a regular basis with its shareholders and in maintaining it status as a public quoted company. If the Company does not address all or any of the above challenges associated with the starting up of a new business enterprise, there is the distinct possibility it will not succeed and will eventually cease operations resulting in the total loss of their investments by all its shareholders.

15.	If a market for the Company’s shares does not develop, shareholders may not be able to sell their shares.

There is currently no market for the Company’s common stock and there may never be a public market. If no market ever develops for the Company’s shares, it will be difficult for the shareholders to sell their shares. Even if the Company is able to have its shares listed on a stock exchange, the share price may never trade above $0.10 per share thereby resulting in a loss to our recent shareholders. In addition, there may be no share volume to allow the Company’s shareholders to sell their shares at any market price. Without a public market shareholders may not be able to sell their shares and therefore eventually lose their entire investment.

16.	Management is under no contractual obligation to remain with the Company and their departure could cause the Company’s business to fail.

None of the directors or officers has signed a written employment agreement to ensure that they will remain with the Company. In the event any of the directors or officers decide to resign from the Company, the Company may be unable to attract other qualified officers and directors since it does not have the funds to do so.

17.	There may be wide fluctuations in the share price of the Company shares which management has no control over.

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

18.	The Company does not anticipate paying any dividends to its shareholders in the foreseeable future.

The Company will not pay any dividends in the foreseeable future since it anticipates not making any revenue from the Tylerstone for many years to come and, when and if it does, which is extremely unlikely, it will retain the funds to explore other mineral properties or expand its activities on the Tylerstone.

19.	Spending money on exploration activities might not result in a commercially viable ore reserve ever being identified.

There is no certainty any money spent on exploration of Tylerstone will result in the identification of commercial quantities of ore. Even if millions of dollars were spent over a period of years, an ore reserve might never be found and even if one were found it might not be profitable to extract such ores. Very few mineral claims ever become properties with commercially viable reserves on them.

20.	Title to the Tylerstone is unsure since no survey has been undertaken to determine the boundaries of the claim.

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

21.	Positive results during exploration does not guarantee commercial production due to certain environmental regulations.

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

22.	Minerals on the Tylerstone may not be of commercial value.

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

23. The Company does not carry key man insurance.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 2, 2006, the Company accepted subscriptions under its effective registration statement from ten investors who acquired 490,000 common shares at a price of $0.10 per share for a total consideration of $49,000. This increased the issued and outstanding share capital to 2,610,000 common shares.

As at March 31, 2006 the use of proceeds from this offering were expensed as follows:

Account payable payments:
Auditors	i	$ 5,590
Exploration	ii	2,078
Legal	iii	9,189
Office	iv	1,202
Transfer agent’s fees	v	5,000
			$ 23,059
Other expenses paid:
Auditors	vi	495
Bank charges		176
Consulting	vii	300
Exploration	viii	11,738
Filing fees	ix	60
Legal	x	2,620
Printing	xi	834
Transfer agent’s fees	xii	292	16,515
Total cash used from offering			39,574
Cash remaining on hand March 31, 2006			9,426
Total of offering			$ 49,000

i.	Represents the amount owed to the auditors for services rendered in the past.

ii	An amount was owing from previously years exploration work.

iii	Payment to attorneys for assisting with the registration statement.

iv	Amounts owed for photocopying, fax and delivery.

v	The Company reached an agreement with its transfer agent whereby the outstanding amount of $10,552 was settled in full with a payment of $5,000.

vi	Represents the cost of the auditors reviewing the financial statements for the six months ended February 28, 2006.

vii	Consulting fee for preparation of Treasury Orders, Minutes of the Directors in relationship to the issuance of the new shares under the registration statement.

viii	During November and December the Company undertook part of Phase I of the exploration program on the Tylerstone claim but was unable to complete Phase I in total due to weather conditions.

ix	The Company paid the annual franchise fees to the Secretary of State for Delaware.

x	The Company engaged the services of a legal firm to review its documents prior to filing them with the NASD.

xi	Four copies of the documents being submitted to the NASD had to be printed and distributed to various parties.

xii	Fees charged by the transfer agent for printing the share certificates under the offering and preparing four copies of the shareholders’ report for the Company.

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

TYLERSTONE CAPITAL CORPORATION
(Registrant)

LAURENCE STEPHENSON
Laurence Stephenson
Chief Executive Officer
President and Director

Dated: April 4, 2006

LOUISE MURPHY
Louise Murphy
Chief Accounting Officer
Chief Financial Officer
and Director

Dated: April 4, 2006