Form 10QSB
period 2006-05-31
TYLERSTONE VENTURES CORP
filed 2006-07-11
CIK 1157443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended May 31, 2006

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _____________ to ______________

Commission file number 333-121660

TYLERSTONE VENTURES CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	98-0375406
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Suite 302 - 15015 Victoria Avenue, White Rock, British Columbia, Canada, V4B 1G2
(Address of principal executive offices)

1-604-780-7659
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

May 31, 2006: 2,610,000 common shares

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheet of Tylerstone Ventures Corporation (a pre-exploration stage company) at May 31, 2006 (with comparative figures as at August 31, 2005) and the statement of operations for the three and nine months ended May 31, 2006 and 2005 and the statement of cash flows for the nine months ended May 31, 2006 and 2005 and for the period from September 24, 1998 (date of inception) to May 31, 2006 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended May 31, 2006, are not necessarily indicative of the results that can be expected for the year ending August 31, 2006.

TYLERSTONE VENTURES CORPORATION
(Pre-Exploration Stage Company)
BALANCE SHEETS
May 31, 2006

With comparative figures as at August 31, 2005

(Unaudited - Prepared by Management)

	May 31, 2006	August 31, 2005
ASSETS

CURRENT ASSETS

Bank	$ 1,760	$ -

Total assets	$ 1,760	$ -

LIABILITIES

CURRENT LIABILITIES

Accounts payable - related party	$20,072	$47,232
Accounts payable	23,798	66,843
	43,870	114,075

STOCKHOLDERS’ DEFICIENCY

Common stock
25,000,000 shares authorized, at $0.001 par
value, 2,610,000 shares issued and outstanding
(August 31, 2005 - 2,120,000 shares issued)	2,610	2,120

Capital in excess of par value	100,790	47,330

Deficit accumulated during the exploration stage	(145,510)	(163,525)

Total Stockholders’ Deficiency	(42,110)	(114,075)

	$1,760	$ -

The accompanying notes are an integral part of these unaudited financial statements.

TYLERSTONE VENTURES CORPORATION
(Pre-Exploration Stage Company)

STATEMENT OF OPERATIONS

For the three and nine months ended May 31, 2006 and 2005 and the period September 24, 1998 (Date of Inception) to May 31, 2006

(Unaudited - Prepared by Management)

	Three Months Ended May 31, 2006	Three Months Ended May 31, 2005	Nine Months Ended May 31, 2006	Nine Months Ended May 31, 2005	Date of Inception to May 31, 2006

SALES	$ -	$ -	$ -	$ -	$ -

EXPENSES:

Accounting and audit	1,745	2,085	7,460	6,010	28,905
Bank charges	175	-	351	35	731
Consulting fees	2,500	-	2,500	-	7,500
Filing fees	-	-	-	100	1,387
Franchise taxes	-	-	60	58	565
Geology reports	-	-	-	-	947
Incorporation costs - written off	-	-	-	-	670
Legal	120	1,989	2,874	12,600	16,809
Management fees	1,500	1,500	4,500	4,500	46,500
Office	339	785	2,271	1,421	5,672
Rent	1,050	1,050	3,150	3,150	32,550
Staking and exploration	-	-	11,738	3,411	25,813
Telephone	600	600	1,800	1,800	18,600
Transfer agent’s fees	1,286	1,623	1,578	2,352	15,158
	9,315	9,632	38,282	35,437	201,807

Net loss from operations	9,315	9,632	38,282	35,437	201,807

Settlement of debt	______-	-	(56,297)	-	(56,297)

NET INCOME (LOSS)	$(9,315)	$(9,632)	$ 18,015	$ (35,437)	$(145,510)

NET INCOME (LOSS) PER COMMON SHARE

Basic	$0.00	$0.00	$0.01	(0.02)

AVERAGE OUTSTANDING SHARES

Basic	2,610,000	2,120,000	2,331,794	2,120,000

The accompanying notes are an integral part of these unaudited financial statements.

TYLERSTONE VENTURES CORPORATION
(Pre-Exploration Stage Company)

STATEMENT OF CASH FLOWS

For the nine months ended May 31, 2006 and 2005 and
period September 24, 1998 (Date of Inception) to May 31, 2006

(Unaudited - Prepared by Management)
	Nine Months Ended May 31, 2006	Nine Months Ended May 31, 2005	Date of Inception To May 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$18,015	$(35,437)	$(145,510)

Adjustments to reconcile net loss to Net cash provided by operating activities:

Changes in assets and liabilities:

Changes in accounts payable	(70,205)	30,487	43,870
Capital contributions - expenses	4,950	4,950	49,850

Net Change in Cash from Operations	(47,240)	-	(51,790)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	49,000	-	53,550

	49,000	-	53,550
Net Increase (Decrease) in Cash	1,760	-	1,760

Cash at Beginning of Period	-	-	-

CASH AT END OF PERIOD	$ 1,760	$ -	$ 1,760

SCHEDULE OF NONCASH OPERATING ACTIVITIES

Contribution to capital - expenses - 1999 to 2006	$49,850

The accompanying notes are an integral part of these unaudited financial statements.

TYLERSTONE VENTURES CORPORATION
(Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
May 31, 2006

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

Since its inception the Company has completed private placement offerings of 2,120,000 shares for $4,550. In February 2006, the Company issued 490,000 common shares for a consideration of $49,000 under an effective registration statement filed with the United States Securities and Exchange Commission.

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
May 31, 2006

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

On May 31, 2006 the Company had a net operating loss carry forward of $145,510. The tax benefit of approximately $43,600 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire in 2019 through 2025.

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
May 31, 2006

(Unaudited - Prepared by Management)

3.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors have acquired 29% of the outstanding common stock and have made demand, no interest loans to the Company of $20,072 and contributions to capital of $49,850 by the payment of Company expenses. During the period, one director forgave money due to him in the amount of $30,500.

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

During the period certain creditors agreed to reduce the amount owed to them in the amount of $25,797. In addition, a director agreed to forgive $30,500 in amounts owed to him.

7.	GOING CONCERN

The Company intends to seek business opportunities that will provide a profit. However, the Company does not have the working capital necessary to be successful in this effort and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional loans from related parties, and equity funding, which will enable the Company to operate for the coming year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS

OVERVIEW

Tylerstone Ventures Corporation (the “Company”) was incorporated on September 24, 1998 under the laws of the State of Delaware. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 25,000,000 shares of common stock, par value $0.001 per share. As at May 31, 2006, there were 2,610,000 shares outstanding. Under a registration statement the Company issued 490,000 common shares at a price of $0.10 per share for a total consideration of $49,000.

LIQUIDITY AND CAPITAL RESOURCES

There is limited historical financial information about the Company upon which to base an evaluation of its performance. The Company is a pre-exploration stage company and has not generated any revenues from operations.

The Company’s continued existence and plans for future growth depend on its ability to obtain the capital necessary to operate, through the generation of revenue and the issuance of additional debt or equity. The Company will need to raise capital to fund normal operating costs and exploration efforts. If the Company is not able to generate sufficient revenues and cash flows or obtain alternative funding, it will be unable to continue as a going concern. As disclosed in the report of the independent auditors dated September 29, 2005 affixed to the Company’s financial statements for the fiscal year ended August 31, 2005 and filed under its Form 10K-SB on October 24, 2005, its recurring losses and negative cash flows from operations raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s working capital deficiency as at May 31, 2006 is $42,110 with accumulated losses from the date of inception of $145,510. The Company will require $23,798 to settle amounts owed to third parties. At present time, there are no alternative sources of funds other than the issuance of shares. The directors have not, at this time, given any consideration to advancing additional funds or obtaining debt financing from institutional lenders supported by their personal guarantees. If the Company does not receive sufficient funds to settle amounts owed to third party creditors and pay future expenses, there is the possibility that the Company might cease operations.

As at May 31, 2006, the Company had no assets, and $43,870 of liabilities of which $20,072 were due to the related parties. Amounts owed to related parties have no specific terms of repayment and bear no interest. The following schedule shows the minimum amount of capital necessary for the Company to finance planned operations for a period of not less than twelve months from the date of this Form 10Q-SB.
Expenditure		Estimated Expenses	Accounts Payable May 31, 2006	Estimated Cash Required

Accounting and audit	i	$7,035	$18,020	$25,055
Bank charges		108	-	108
Edgar filings	ii	2,100	-	2,100
Filing fees and franchise taxes	iii	259	-	259
Management fees	iv	6,000	-	6,000
Office		500	5,778	6,278
Transfer agent's fees	v	1,200	-	1,200
Total expenses		$17,202	$23,798	$41,000

i.
The Company will have Madsen & Associates, CPA's Inc., review its 10Q-SBs for the periods ended November 30, 2006 and February 28, and May 31, 2007 and examine its Form 10K-SB for its fiscal year ended August 31, 2006. In addition, the Company has an internal accountant prepare the working papers for the various financial statements to be sent to Madsen & Associates.

ii.	The various Form 10K-SB and 10Q-SB will have to be edgarized for submission to the SEC.

iii.	The Company has paid annual filing fees to The Company Corporation of $199. Franchise taxes were paid to the State of Delaware in the amount of $60 including interest.

iv.	The Company compensates its President at $500 per month.

v.	The transfer agent is Nevada Agency & Trust Company who charges $1,200 per year to act as such. This expense is charged to the Company in April of each year.

Settlement of debt

In February 2006, the Company negotiated with certain creditors the forgiveness of debt owed to them as follows:

Creditor	Amount Forgiven	Note

Nevada Agency & Trust Company	$ 5,552	It was agreed the transfer agent would accept $5,000 in full settlement of the balance outstanding. The balance remaining was written off in the current period.

Bangor Management	20,245	Rental cost for office suite incurred several years ago which has been written off in total.

Edward Skoda Director	30,500	Monies owed for management fees, advances and miscellaneous expenses.

Total	$ 56,297

Off-Balance Sheet Arrangements

As of May 31, 2006, the Company does not have any off-balance sheet arrangements.

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

Claim Status

Tylerstone consists of a single lode mineral claim in the Lillooet Mining Division of British Columbia, covering an area of 1,235 acres. Claim information was obtained from the office of the Ministry as follows.

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

To continue as a going concern, the Company is in need of money. Over the next twelve months the Company will require approximately $41,000 to maintain operations. Shareholders should be warned there will be no money available from the sale of gold, silver, lead or zinc from the Tylerstone in the foreseeable future or maybe never since there is no ore reserve existing on the Tylerstone and there is the distinct possibility there will never be an ore reserve. Without adequate funds being received, there is a distinct possibility the Company’s existing shareholders might lose their entire investment.

2.	Because the Company has no revenue, the Company will need additional funds to continue operations.

Because the Company has no revenue, the minimum period of operations the Company could fund, relying on advances from its management, would be nine months. In the event management is unwilling to fund operations, the Company could not operate at all. The Company will have to seek financing from other sources, which, at this time cannot be determined. Therefore, there is a risk to our shareholders is that they lose their entire investment.

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

4.	Since inception the Company has had limited operations and has incurred accumulated losses of $145,510.

Since its inception on September 24, 1998, the Company has had limited operations other than undertaking annual assessment work on the Tylerstone claim. As at May 31, 2006, the Company has incurred accumulated losses of $145,510 without realizing any revenue from any source. Without increasing its operations, the Company will be considered by the investment community to be basically an inactive company without any future potential. This being the case, the Company will find it extremely difficult to raise money from investors thereby resulting in the directors and officers continually supplying money to the Company or, if they choose not to do so, allowing the Company to eventually lose the rights to the Tylerstone and cease operations all together.

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

Laurence Stephenson, President, and Edward Skoda, Director, have experience in the exploration industry but Louise Murphy has not been involved in an exploration company. Louise Murphy’s background is in the accounting and administration of professional firms. In the event, Messrs. Stephenson and Skoda were unable to assist the Company in its exploration activities due to terminating their involvement with the Company, Louis Murphy would not have the experience necessary to manage an exploration program on the Tylerstone claim. Therefore, consultants would have to be hired to assist in the exploration activities on the Tylerstone and to make the decisions as to further exploration work thereon. The Board of Directors would not have an individual whom had knowledge of the exploration industry and could advise it as to the future approach to be taken.

10.	The directors have other business interests which might result in their not devoting a significant amount of time to the affairs of the Company.

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

The Company expects to face many new challenges in the start-up of its business. First, the Company will be required to raise capital to complete its exploration programs on the Tylerstone claim and to provide sufficient working capital to enable it to continue as a going concern. Second, it will have to undertake exploration programs to determine whether the Tylerstone actually has a viable ore reserve thereon and if not to evaluate the possibilities of identifying other mineral claims of merit. Third, it will have to attract individuals who have knowledge in exploration and in assisting the directors to develop the Company in the direction envisioned by the directors; that of becoming a mineral exploration company. Fourth, it will have to meet all the requirements of communicating on a regular basis with its shareholders and in maintaining it status as a public quoted company. If the Company does not address all or any of the above challenges associated with the starting up of a new business enterprise, there is the distinct possibility it will not succeed and will eventually cease operations resulting in the total loss of their investments by all its shareholders.

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

Further, the Company’s stock price may be impacted by factors that are unrelated or disproportionate to the Company’s operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of the Company’s common stock.

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

As at May 31, 2006 the use of proceeds from this offering were expensed as follows:

Account payable payments:
Auditors	i	$ 5,590
Exploration	ii	2,078
Legal	iii	9,189
Office	iv	4,906
Transfer agent’s fees	v	5,000
			$ 26,763
Other expenses paid:
Auditors	vi	495
Bank charges		351
Consulting	vii	2,800
Exploration	viii	11,738
Filing fees	ix	60
Legal	x	2,620
Printing	xi	835
Transfer agent’s fees	xii	1,578	20,477
Total cash used from offering			47,240
Cash remaining on hand May 31, 2006			1,760
Total of offering			$ 49,000

i.	Represents the amount owed to the auditors for services rendered in the past.

ii	An amount was owing from previously years exploration work.

iii	Payment to attorneys for assisting with the registration statement.

iv	Amounts owed for photocopying, fax and delivery.

v	The Company reached an agreement with its transfer agent whereby the outstanding amount of $10,552 was settled in full with a payment of $5,000.

vi	Represents the cost of the auditors reviewing the financial statements for the six months ended February 28, 2006.

vii	Consulting fee for preparation of Treasury Orders, Minutes of the Directors in relationship to the issuance of the new shares under the registration statement.

viii	During November and December the Company undertook part of Phase I of the exploration program on the Tylerstone claim but was unable to complete Phase I in total due to weather conditions.

ix	The Company paid the annual franchise fees to the Secretary of State for Delaware.

x	The Company engaged the services of a legal firm to review its documents prior to filing them with the NASD.

xi	Four copies of the documents being submitted to the NASD had to be printed and distributed to various parties.

xii	Fees charged by the transfer agent for printing the share certificates under the offering and preparing four copies of the shareholders’ report for the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to the securities during the current period.

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

Dated: July 10, 2006

LOUISE MURPHY
Louise Murphy
Chief Accounting Officer
Chief Financial Officer
and Director

Dated: July 10, 2006