Form 10KSB
period 2006-08-31
TYLERSTONE VENTURES CORP
filed 2006-10-03
CIK 1157443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
                For the fiscal year ended           August 31, 2006

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transaction period from    to

                Commission File number           333-121660

TYLERSTONE VENTURES CORPORATION
(Exact name of Company as specified in charter)

Delaware	98-0375406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee I.D. No.)

Suite 302 - 15015 Victoria Avenue White Rock, British Columbia, Canada	V4B 1G2
(Address of principal executive officers)	(Zip Code)

Issuer’s telephone number   1-604-780-7659

Securities registered pursuant to section 12 (b) of the Act:

Title of each share: Common	Name of each exchange on which registered: OTCBB

Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that Tylerstone was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [ ]   (2) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Tylerstone’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer’s revenues for its most recent fiscal year: $ -0-

State the aggregate market value of the voting stock held by nonaffiliates of Tylerstone. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at August 31, 2006, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE COMPANYS)

As of August 31, 2006, Tylerstone has 2,610,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

TABLE OF CONTENTS

PART 1

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

History and Organization

Tylerstone Ventures Corporation (the “Company”) was incorporated on September 24, 1998 and has no subsidiaries and no affiliated companies. It has not been in bankruptcy, receivership or similar proceedings since its inception. Nor has it been involved in any material reclassification, merger, consolidation or purchase or sale of any significant assets not in the ordinary course of business. The Company’s executive offices are located at Suite 302 - 15015 Victoria Avenue, White Rock, British Columbia, Canada, V4B 1G2 (Tel: 604-780-7659).

The Company is an pre-exploration stage company (being engaged in the search of mineral deposits (reserves) which are not in either the development or production stage) without any assurance that a commercially viable mineral deposit, a reserve, exists on its mineral claim.

The Company owns a 100 percent interest in the mineral rights on its mineral property in British Columbia, Canada called the Tylerstone claim (the “Tylerstone”). The Company has already undertaken exploration activities on the Tylerstone as more fully described elsewhere in this Form 10K-SB. There is no assurance the Company will find a commercially viable mineral reserve on the Tylerstone regardless of the dollars spent on exploration work on it. Therefore, no matter how much exploration work is undertaken, a commercially viable mineral reserve might never be found. The Tylerstone is in good standing until February 24, 2009 at which time assessment work or cash in lieu of assessment work will have to be filed with the Ministry of Energy and Mines for the Province of British Columbia (the “Ministry”) in the amount of approximately $3,100 to keep it in good standing for an additional twelve months.

The Company’s shares are qualified for trading on the system of the National Association of Securities Dealers, Inc. (“NASD”) known as the OTC Bulletin Board (the “OTCBB”). The symbol of the Company’s shares is TYLV.

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

In addition to be a quoted company on the OTCBB, the Company is required to file various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10-KSB and Form 10-QSB. If it is deficient in its filing of these forms it could be halted or de-listed from the OTCBB.

The shareholders may read and copy any material filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which the Company has filed electronically with the SEC by assessing the website using the following address: http://www.sec.gov. Presently the Company has no website at this time.

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

The Company’s day-to-day operations consist mainly of maintaining the Tylerstone claim in good standing and preparing the reports filed with the SEC as required.

The Company’s independent accountants have indicated in their opinion dated September 28, 2006 that the Company will need additional working capital for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. If the Company does not raise sufficient funds to meet its debt obligations, there is the distinct possibility the Company will not be able to operate as a going concern and the shareholders might lose their entire investment.

The Company’s ability to raise funds in the future might be limited as more fully described under “Risk Factors” below.

RISK FACTORS

1.	Loss of Total Investment by the Shareholders if the Company is unable to Raise Sufficient Funds to Carry on Operations

To continue as a going concern, the Company is in urgent need of money. Over the next twelve months the Company will require approximately $42,011as shown on page 23 to maintain operations. Shareholders should be warned there will be no money available from the sale of gold, silver, lead or zinc from the Tylerstone in the foreseeable future or maybe never since there is no ore reserve existing on the Tylerstone and there is the distinct possibility there will never be an ore reserve. Without adequate funds being received, there is a distinct possibility that the shareholders might lose their entire investment.

2.	Because the Company has no Revenue, the Company will need Additional Funds to Continue Operations

Because the Company has no revenue, the minimum period of operations the Company could fund, relying on advances from its management, would be six months. In the event management is unwilling to fund operations, the Company could not operate at all. Therefore, the Company will have to seek financing from other sources, which, at this time cannot be determined. Therefore, there is a risk shareholders may lose their entire investment.

3.	Management has not Committed to Advancing Further Funds and are not willing to Sign Personal Guarantees allowing the Company to Borrow from Lending Institutions

If no money is available, the Company will have to rely upon further advances from its management. Management has not committed to advancing further money to the Company and is not willing to sign personal guarantees allowing the Company to borrow from a lending institution. Without further advances and if no money is received, the Company will not have sufficient money to proceed with its planned objectives. Shareholders should be aware there is the distinct possibility they will lose their entire investment due to the Company having a lack of money to continue as a viable entity.

4.	Since Inception the Company has had Limited Operations and has incurred Accumulated Losses of $153,638.

Since its inception on September 24, 1998, the Company has had limited operations other than exploration work to maintain the Tylerstone claim in good standing until February 24, 2009 As at August 31, 2005, the Company has incurred accumulated losses of $153,638 without realizing any revenue from any source. Without increasing its operations, the Company will be considered by the investment community to be basically an inactive company without any future potential. This being the case, the Company will find it extremely difficult to raise money from future investors thereby resulting in the directors and officers continually supplying money to the Company or, if they choice not to do so, allowing the Company to eventually lose the rights to the Tylerstone and cease operations all together.

5.	Auditors have Substantial Doubt as to Whether the Company will continue as a Going Concern.

The Company’s auditors have stated in their report to the Directors dated September 28, 2006 that the Company will need additional working capital for its planned activities and to service its debt which raises substantial doubt about the Company’s ability to continue as a going concern. The underlying assumption, in any business entity, is that it exists as a viable concern able to meet its current debt obligations and to continue with its planned operations. Unless the Company is able to obtain additional working capital, the auditors have substantial doubt that it will continue as a going concern.

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

7.	Penny Stock Rules may make buying or selling of the Company’s Shares Difficult

Broker-dealer practices in connection with transactions in penny stock are regulated by certain penny stock rules adopted by the Securities and Exchange Commission (the “SEC”). Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges and quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about the penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. Since the shares sold under the Company’s registration statement were at $0.10 per share, the Company’s common shares will be subject to the penny stock rules, and the shareholders may find it more difficult to sell their shares.

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

9.	Messrs. Stephenson and Skoda are the only Directors who have had any Exploration Experience since Ms. Murphy has had no Involvement in the Past with an Exploration Companies.

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

The majority of directors and officers are all involved with other business interests and presently only spend 5 to 10 hours a month individually on the affairs of the Company. Laurence Stephenson is the president and director of Armitage Mining Corp., Douglas Lake Minerals, Inc. and Sutcliffe Resources Ltd.; the first company has filed a Form SB-2 with the SEC, the second company is quoted on the OTC Bulletin Board and the third company is quoted on the Toronto Venture Exchange. Edward Skoda is a director of Zeo Tech Enviro Corp. and Quinto Technologies Inc., both companies quoted on the Toronto Venture Exchange. Their work commitments to each of these other companies might have an impact on the amount of time they can devote to the affairs of the Company. Presently, Louise Murphy spends approximately 5 hours, Edward Skoda spends approximately 10 hours and Laurence Stephenson spends approximately 10 hours.

11.	If the Company fails to Maintain Market Makers it will Affect the Liquidity of the Shares Purchased by New Investors.

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

12.	The Company’s Ability to Operate will depend on it Ability to Face all the Challenges of a New Business.

The Company expects to face many new challenges in the start-up of its business. First, the Company will be required to raise capital to provide sufficient working capital to enable it to continue as a going concern. Second, it will have to undertake exploration programs to determine whether the Tylerstone actually has a viable ore reserve thereon and if not to evaluate the possibilities of identifying other mineral claims of merit. Third, it will have to attract individuals who have knowledge in exploration and in assisting the directors to develop the Company in the direction envisioned by the directors; that of becoming a mineral exploration company. Fourth, it will have to meet all the requirements of communicating on a regular basis with its shareholders and in maintaining it status as a public quoted company.

If the Company does not address all or any of the above challenges associated with the starting up of a new business enterprise, there is the distinct possibility it will not succeed and will eventually cease operations resulting in the total loss of their investments by all its present shareholders and any new investors.

13.	Management is under no Contractual Obligations to remain with the Company and their Departure could cause the Company’s Business to Fail.

None of the directors or officers has signed a written employment agreement to ensure that they will remain with the Company. In the event any of the directors or officers decided to resign from the Company, the Company may be unable to attract other qualified officers and directors since it does not have the funds to do so.

14.	If the Company does not maintain the Tylerstone in Good Standing on or before February 24, 2009, it will lose its Interest to the Mineral Rights Thereon.

If the Company is unable to maintain the Tylerstone in good standing on or before February 24, 2009 by not completing either assessment work or paying $3,100 in cash to the Ministry, it will lose its interest in the minerals rights on the Tylerstone. If this occurs, the Company will no longer have any interest in any mineral properties and, therefore, will have no assets to assist in its future development. This situation might result in the Company no longer being a going concern and money invested by shareholders would be lost without any opportunity of recovery.

15.	There may be wild Fluctuations in the Share Price of the Company’s Shares which Management has no Control Over.

If a market for the Company’s common stock develops, the Company’s stock price may be volatile with wide fluctuations in response to several factors, including:

(a)	Actual or anticipated variations in the Company’s results of operations;
(b)	The Company’s ability or inability to generate new revenues;
(c)	Increased competition; and
(d)	Conditions and trends in the mineral exploration industry.

Further, since the Company’s common stock is traded on the OTC Bulletin Board, its stock price may be impacted by factors that are unrelated or disproportionate to the Company’s operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of the Company’s common stock. .

16.	The Company does not Anticipate Paying any Dividends to its Shareholders in the Foreseeable Future.

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

17.	Spending Money on Exploration Activities might not result in a Commercially Viable Ore Reserve ever being identified.

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

18.	Title to the Tylerstone is Unsure since no Survey has been undertaken to Determine the Boundaries of the Claim.

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

19.	Positive results during Exploration does not Guarantee Commercial Production due to certain Environmental Regulations

If the results of the Company’s geological exploration program indicates commercially exploitable reserves, of which there is no assurance that this will ever be the case, and the Company determines to pursue commercial production of the Tylerstone, the Company may be subject to an environmental review process under environmental assessment legislation in the Province of British Columbia. Compliance with an environmental review process may be costly and may delay commercial production. Furthermore, there is the possibility that the Company would not be able to proceed with commercial production upon completion of the environmental review process if government authorities did not approve the Company’s program or if the costs of compliance with government regulation adversely affected the commercial viability of the proposed program. At this time the Company does not have any idea what the cost will be to undertake an environmental review. Without knowing the cost impact of the environmental review process, future investors might be wise to consider not investing in our common shares.

20.	The Company will be Subject to Intense Competition from other Exploration Companies.

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

21. Access to the Tylerstone is Difficult and Expensive

The Tylerstone has no suitable road for easy access to it. Unless the exploration crew is prepared to endure the hardships of crossing ravines and scaling steep slopes, the only way to access the claim is by helicopter. Helicopter time is expensive especially since the source of helicopters is located in Pemberton, 28 miles from the Tylerstone. Before even flying the exploration crew to the Tylerstone, the helicopter would have to fly from Pemberton to Gold Bridge and subsequently return there. All helicopter time in the air would be chargeable to the Company. Supplies would have to be delivered to the Tylerstone by way of helicopter since any exploration crew would not want to have to manually carry in the supplies from Gold Bridge. If the crew had to carry the supplies it might prove difficult to attract an exploration crew. The difficulty of access to the Tylerstone claim and the cost of transporting an exploration crew to the claim might affect the eventual profitability of the Company.

22.	Mineral on the Tylerstone may not be of Commercial Value

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

23.	Unknown Hazards will increase the Risk of Exploration for which the Company does not have the Funds available to Protect its Exploration Crew or Insure against Injuries.

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

24.	The Location and Access of Smelting Facilities might restrict the Refining of any Ore Extracted from the Tylerstone.

Even if the Company is successful in its search for commercially exploitable reserves of marketable minerals on the Tylerstone, the Company may not be able to extract the minerals from the Tylerstone due to smelting facilities not being available within economic distance. Even though there is a smelter located in the town of Gold Bridge, within 10 miles of the Tylerstone, it is private and in March 2004 commenced to process ore from its own claims. Therefore, there may be no opportunity to use these facilities if and when the Company is able to extract minerals from the Tylerstone. Other smelter facilities would have to be used and this would result in significant costs of hauling ore great distances which might prove to be uneconomical for the Company. The cost of haulage of ore might result in the Company being unable to achieve its goals and eventually ceasing to exist as a viable operation, which might result in the total loss of funds invested by all our shareholders.

25.	Access to Supplies and Exploration Crew Personnel might prove to be Difficult and Result in Additional Costs and Expenditures.

The Tylerstone is located 10 miles east of the township of Gold Bridge, British Columbia and therefore supplies and personnel are available there but with the smelter now operating near Gold Bridge and other mineral claims currently being explored in the surrounding areas by other exploration companies, it might be difficult to obtain supplies and crews as required. Such supplies as wood products, dynamite, bulldozers and people might not be available as needed resulting in delays in exploring the Tylerstone. Supplies might have to be transported from Vancouver which will increase the exploration cost and time for the completion of the exploration program. Even if crews are available in Gold Bridge, they may not have the training required to explore the Tylerstone and the Company will incur additional expenses training the crews which otherwise might not have been the case. Not having the supplies and crew personnel available when needed or having to pay increased costs for such supplies and crew personnel might result in exceeding the exploration budget. With the possibilities of increased costs due to lack of supplies and adequately trained personnel, new investors in our Company should consider the material effect such factors may have on the Company’s exploration program.

26. The Company does not carry Key Man Insurance.

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

The Ministry has granted to the Company the exclusive rights to the minerals on the Tylerstone from the date the Company first “staked” the Tylerstone. In order to keep these rights, each year the Company is required to spend money on the Tylerstone; either by way of assessment work (being the physical exploration work on the property) or by paying cash in lieu. If the latter happens, the Company pays the money directly to the Ministry. Each year the Company must pay $155 per unit. Since there are 20 units comprising the Tylerstone, the Company will have to pay approximately $3,100 in either physical work or cash in lieu of work not done to maintain the Tylerstone in good standing for a further twelve month period. In the event the Company does more assessment work than required for the year, the residual balance can be carried forward and applied to future years as it did in the winter of 2005. Due to this fact, the Tylerstone claim is in good standing until February 24, 2009.

The Company is in the pre-exploration stage and will be in the pre-exploration stage until it commences significant exploration activities. The Company will continue to be in the exploration stage until it achieves significant revenues from operations. In an exploration stage company, management devotes most of its activities exploring its mineral properties. There is no assurance that a commercially viable mineral deposit exists on the Tylerstone or any other mineral property acquired by the Company in the future. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined for the Tylerstone. The Company’s ability to emerge from the exploration stage with respect to its planned principal business activity is dependent upon its ability to attain profitable operations. There is no guarantee the Company will be able to identify, acquire or develop mineral properties that will produce profitability. Moreover, if a potential mineral property is identified which warrants acquisition or participation, additional funds may be required to complete the acquisition or participation, and the Company may not be able to obtain such financing on terms which are satisfactory to it. There is substantial doubt regarding the Company’s ability to continue as a going concern. The Company's plans for its continuation as a going concern include financing its operations through sales of its common stock but no decision as to number or price of shares to be issued has been determined.

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

Competitive Business Conditions and the Company’s Position in the Mining Industry

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

Nevertheless, the Company is at a competitive disadvantage compared to established mineral exploration companies when it comes to being able to complete extensive exploration programs on the Tylerstone. In the future, if the Company is unable to raise further funds to carry on its exploration program, it might be forced to enter into a joint venture with another better financed company which will result in the Company’s interest in the Tylerstone being substantially diluted.

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

Requirements of Governmental Approvals and Mining Regulations

During the Company initial exploration program under Phase I, it was required to seek approvals from the Ministry. Nevertheless, it did file with the Ministry a “Statement of Work, Cash Payment, Rental” when it completed its exploration.

This will be similar during Phase II but during Phase III the Company will be required to apply for a “Reclamation Permit” and “Safekeeping Agreement” which guarantees the Tylerstone will be left, after Phase III, is a condition similar to what it was prior to Phase III. The Company will be required to file a deposit with the Ministry ranging from $2,700 to $3,850 depending upon the determination of the Inspector of Mines for the Province of British Columbia. In the event the Company does not leave the Tylerstone in a similar state as prior to the exploration, the Ministry will undertake the work on behalf of the Company at a cost of between $0.55 to $0.77 per cubic meter of earth, trees and material moved.

The Company will have to adhere to certain section of the Mineral Act and other Acts as follows:

●	“Mineral Explorations Code - Part II Health, Safety and Reclamation Code for Mines” which assists in the protection of employees and other persons who are exploring the Tylerstone;

●	“Fire Prevention and Suppression Regulations of the Forest Practices Code of British Columbia” which set guidelines for the camp fires and use of explosives during exploration; and

●	“License to Cut” will be required in event that trees need to be removed from Tylerstone.

In addition to the above, the Company will require an employee on the Tylerstone who has a First Aid Certificate and carries a First Aid Kit at all times.

Laurence Stephenson, the President of the Company, has extensive exploration experience and is familiar with the regulations respecting the initial acquisition and early exploration of mining claims in British Columbia.

Environmental Requirement in British Columbia

The Company’s exploration activities on the Tylerstone are subject to environmental regulations. Environmental legislation in Canada is working in a manner which may require structure standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees.

1. Environmental Regulations - Federal

Within Canada most of the environmental regulations in force are under the Provincial rather than the Federal government. As a result, federal legislation and regulations do not materially affect the Company’s operations.

2. Provincial Environmental Regulations

Environmental requirements in the Province of British Columbia are under the direction of the Provincial Government since both the local and Federal governments do not take an active part in administering the requirements of Bill 57 - Environmental Management Act (the “Environmental Act”) which was passed after the third reading on October 21, 2003 and received Royal Assent on October 23, 2003.

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

Although compliance with such laws is not presently a significant factor in the Company’s operations, it is possible that compliance with future changes in environmental regulations, if any, will adversely affect its operations.

Facilities During Pre-Exploration and Drilling Program

During the further pre-exploration and future drilling program, the Company will not build facilities to house the exploration and drilling crew since both the Company and the drilling company will provide tent facilities while the crews are located on the Tylerstone. Even though the town of Gold Bridge is within a short distance from the Tylerstone, the time to travel would have to be done by helicopter and the Company does not wish to incur this expense on a daily basis. Tent and camping equipment can easily be either rented or purchased from Vancouver and transported by helicopter to the site.

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

As at January 15, 2005, the Ministry no longer required physical staking as noted above but allowed claims to be obtained over the Ministry’s website thereby eliminating the need to travel to the claim and insert post and walk the required distance.

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

Title to the Tylerstone

The claim is recorded in the name of Laurence Stephenson, Principal Executive Officer, President and Director of the Company. This was done to save the Company from having to obtain a Free Miners License from the Ministry. A Free Miners License has to be held by either a company or an individual before any work can be undertaken on a mineral claim. To obtain a Free Miners License, the Company would have to incorporate extra-provincially since a company incorporated outside of British Columbia cannot hold the rights to mineral claims unless it is registered in the Province.

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

Phase 1 - Estimated Cost: $16,500 (partially done in the fall of 2005)

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

Recent Exploration Work on Tylerstone

Exploration - February 2000

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

(2)
One of the objectives during the initial exploration program was to establish a grid system whereby future soil and rock samples could be obtained for assaying. No prospecting activities were undertaken due to the snow conditions.

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

Exploration - February 2006

Air photo interpretations with follow-up reconnaissance prospecting determined the adit and Saddle Zones should be explored by ground geophysics to penetrate the glacial till and marine deposits. This type of overburden masks the ground geochemical signature that the sampling density would be insufficient to properly delineate any of the potential mineralized zones.

The Adit Zone was located and found to be caved in. The portal was mucked out safely to bedrock but the back and face kept sloughing in with frozen talus rock. Two floors samples were cut on the vein.

The two Saddle Zone trenches were located, cleaned out and sampled.

A general reconnaissance was conducted to locate the East Ridge Zone and any other old workings in the immediate area. No workings or showings were found.

Rusty gossan float was noted sporadically throughout the marine deposit. There did not appear to be any concentrated gossan trains or zones.

Magnetic field and VLF data was collected simultaneously during the ground survey. Data was collected using two CSM-19 field units capable of taking both magnetic field and VLF readings. One unite was used as a base station magnetometer, Series No. 69567, the other as a mobile unit, Series No. 9229, both using Hawaii frequency.

The base station and the field magnetometers are synchronized on the basis of time and computer software is used to correct the field data during diurnal variations.

The VLF method uses powerful radio transmitters set up in different parts of the world (ie., Hawaii). Signals from these powerful transmitters induce electric currents in conductive bodies. Induced currents produce secondary magnetic fields that can be detected at surface through deviations on the normal VLF field.

Company’s Main Product

The Company does not currently have and may never have a main product if the Company is unsuccessful in its exploration of the Tylerstone. The Company’s main product may be the sale of gold and silver that can be extracted from the Tylerstone when, and if ever, a commercially viable ore reserve is discovered. There is no assurance a commercially viable ore reserve will ever be identified and whether, if identified, it will be of the size and grade to be economically feasible.

Investment Policy

The Company is not limited on the percentage of assets which may be invested in any one investment or mineral property. A disposal of a major asset would result in the Board of Directors seeking shareholder approval since this would ensure no subsequent shareholder action could be brought against the Company and its directors and officers. The Company’s policy is to acquire assets, being mainly mineral properties, primarily for income in the future rather than capital gains. It is the intention of the Company to explore and develop, if warranted, the Tylerstone in hopes of eventually developing it into income producing property from the sale of the minerals contained thereon.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders within the last fiscal year.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There has been no established trading market for the Company’s common stock since it has been quoted on the OTCBB. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As at August 31, 2006 the Company had 52 shareholders; three of these shareholders are officers and directors of the Company.

There are no securities authorized for issuance under outstanding stock options, warrants or rights. There are no employee benefit plans entered into between the Company and its director, officers, consultants or other non-employees. The Company is considering adopting an incentive stock option plan for officers, directors, employees and consultants in order to attract personnel who will assist in the development of the Company. Once the incentive stock option plan has been structured it will be presented at the Annual Meeting for shareholders’ approval.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The Company was incorporated on September 24, 1998 under the laws of the State of Delaware. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 25,000,000 shares of common stock, par value $0.001 per share. As at August 31, 2006, there were 2,610,000 shares outstanding. Under its prospectus which became effective on September 9, 2005, the Company issued 490,000 common shares at a price of $0.10 per share.

LIQUIDITY AND CAPITAL RESOURCES

There is limited historical financial information about the Company upon which to base an evaluation of its performance. The Company is a pre-exploration stage company and has not generated any revenues from operations.

The Company’s continued existence and plans for future growth depend on its ability to obtain the capital necessary to operate, through the generation of revenue and the issuance of additional debt or equity. The Company will need to raise capital to fund normal operating costs and exploration efforts. If the Company is not able to generate sufficient revenues and cash flows or obtain alternative funding, it will be unable to continue as a going concern. As disclosed in the report of the independent auditors on the Company’s financial statements provided elsewhere in this Form 10K-SB, its recurring losses and negative cash flows from operations raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s working capital deficiency as at August 31, 2006 is $48,588 with accumulated losses from the date of inception of $153,638. During the year the Company settled debts by way of forgiveness by its creditors in the amount of $50,744 and by way of a reduction in accounts payable of $5,553. At present time, there are no alternative sources of funds other than the issuance of shares in the future. The directors have not, at this time, given any consideration to advancing additional funds or obtaining debt financing from institutional lenders supported by their personal guarantees. If the Company does not receive sufficient funds to settle amounts owed to third party creditors and pay future expenses, there is the possibility that the Company might cease operations and no longer be quoted on the OTC Bulletin Board which would result in all shareholders losing their investment in the Company.

As at August 31, 2006, the Company had only cash of $896 as its only asset, and $49,484 of liabilities of which $21,632 were due to the related parties. Amounts owed to related parties have no specific terms of repayment and bear no interest. The following schedule shows the minimum amount of capital necessary for the Company to finance planned operations for a period of not less than twelve months from the date of this Form 10-KSB.

Expenditure		Estimated Expenses	Accounts Payable Aug. 31, 2006	Estimated Cash Required

Accounting and audit	i	$ 7,500	$ 21,775	$ 29,275
Annual General Meeting	ii	500	-	500
Bank charges		100	-	100
Edgar filings	iii	1,100	-	1,100
Filing fees and franchise taxes	iv	259	-	259
Legal	v	1,000	5,778	6,778
Office		500	299	799
Shareholders’ communication	vi	2,000	-	2,000
Transfer agent's fees	vii	1,200	-	1,200
Total expenses		$ 14,159	$ 27,852	$ 42,011

i.
The Company will have Madsen & Associates, CPA’s Inc., review its 10-QSBs and examine its Form 10-KSB. In addition, the Company has an internal accountant prepare the working papers for the various financial statements to be sent to Madsen & Associates.

ii.
The Directors have approved the holding of an Annual General Meeting of Stockholders. No date has been set for the Meeting at this time. The above cost relates to the preparation of the Information Circular and Proxy, mailing and tabulating the votes received from the shareholders.

iii.	The various Forms 10-KSB and 10-QSB will have to be edgarized for submission to the SEC.

iv.	The Company has paid annual filing fees to The Company Corporation of $199. Franchise taxes were paid to the State of Delaware in the amount of $60.

v.	The Company will have to use the services of its attorney during the year for various matters such as preparation of news releases and review of the filing documents with the SEC.

vi.
Now that the Company is quoted on the OTCBB, it will have to correspond periodically with its shareholders and investing public in general. Certain documents, such as new releases, annual meetings, responses to enquires, etc., will have to be attended to. The above noted cost is an estimated since management has never performed this function before.

vii.	The transfer agent is Nevada Agency & Trust Company who charges $1,200 per year to act as such.

Off-Balance Sheet Arrangements

As of August 31, 2006, the Company does not have any off-balance sheet arrangements.

Offices

The Company’s executive offices are located in Suite 302 - 15015 Victoria Avenue, White Rock, British Columbia. The office is located in the personal residence of Laurence Stephenson. There is no charge to the Company by Mr. Stevenson but the Company has accrued donated rent expense in its accounts. Presently, the Company is not anticipating incurring any actual expense for an office until such time as management feels the Company has significant activity to warrant an office and the funds are available.

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

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended August 31, 2006 and through the subsequent period to, to the best of the Company's knowledge, there have been no disagreements with Madsen & Associates, CPA's Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates, CPA's Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 8A - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of Tylerstone’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this annual report on Form 10-KSB (the “Evaluation Date”), have concluded that as of the Evaluation Date, Tylerstone’s disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this annual report on Form 10-KSB was being prepared.

(b) Changes in Internal Controls

There were no changes in Tylerstone’s internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

ITEM 8B - OTHER INFORMATION

There is no other information required to be disclosed in this report on Form 8-K during the fourth quarter of the August 31, 2006 which is not covered elsewhere in this Form 10-KSB.
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

Name and Municipality of Residence	Position or Office within the Registrant	Age	Year Became A Director

Laurence Stephenson White Rock, B.C. Canada	Chairman of the Board, Principal Executive Officer President and Director (1)	57	2004

Louise Murphy Coquitlam, B.C., Canada	Principal Financial Officer, Secretary Treasurer and Director (2)	56	2004

Edward Skoda Chapaloa, Jalisco, Mexico	Director (3)	58	1998 to 2001 and 2003

(1)	Laurence Stephenson became a director on May 18, 2004 and was appointed on the same day as Principal Executive Officer and President. Mr. Stephenson serves as Chairman of the Board of Directors.

(2)	Louise Murphy became a director on May 18, 2004 and was appointed on the same day as Principal Financial Officer and Secretary Treasurer.

(3)
Edward Skoda was the founding director of the Company and became President on October 5, 1998 and resigned on April 2, 2001 as President and Director due to other business matters requiring his attention. He was again appointed a Director on April 15, 2003.

Audit Committee

The Audit Committee of the Company currently consists of Laurence Stephenson, Principal Executive Officer, Louise Murphy, Principal Financial Officer, and Edward Skoda, Director. The general function of the audit committee is to review the overall audit plan and the Company’s system of internal control, to review the results of the external audit, and to resolve any potential dispute with the Company’s auditors. The percentage of common shares beneficially owned, directly and indirectly by the officers and directors, collectively, is 29 percent of the total issued and outstanding shares.

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

LOUISE MURPHY has an extensive background in administration in both the medical and legal office environment and holds a degree as a Certified Management Accountant (1989). Her duties included organizing the accounting, computer and office procedures as well as undertaking job costing, budget preparation and variance reporting. In addition, she has been responsible for making decisions regarding scheme, format, frequency and type of advertising required by various firms she has been employed with. Since 2001 to the present time, Ms Murphy became self-employed offering her services to various law firms and being “on call” to the Vancouver School Board for various accounting assignments. On May 18, 2004, she became a Director and was appointed Chief Financial Officer, Chief Accounting Officer and Secretary Treasurer of the Company. Ms. Murphy does not hold a directorship in any other reporting company.

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

Although Laurence Stephenson, Louise Murphy and Edward Skoda do not work full time for the Company, they plan to devote whatever time is required as the Company advances in its exploration program. Once the Tylerstone is ready for exploring, both Laurence Stephenson and Edward Skoda will devote the required time to ensure the exploration program is completed within budget. It is estimated Laurence Stephensen will spend 40 hours a month overseeing the exploration whereas Edward Skoda worked full time on the Tylerstone during the exploration period. It is expected Louise Murphy will be required to spend at least 15 hours a month accounting for the expenses during the exploration program and preparing an analysis of actual to budgeted costs. If the Tylerstone is proven to have an ore reserve on it, the time required by the directors and officers will increase significantly.

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

Compliance with Section 16 (a) of the Exchange Act

The Company knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 (“Reporting Person”) that filed any reports required to be furnished pursuant to Section 16(a) other than Louise Murphy. Other than those disclosed below, the Company knows of no Reporting Person that failed to file the required reports during the most recent fiscal year.

The following table sets forth as at August 31, 2006, the name and position of each Reporting Person that filed any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name	Position	Form	Date Report Filed

Louise Murphy	Chief Financial Officer, Chief Accounting Officer and Director	3	September 19, 2005

ITEM 10. EXECUTIVE COMPENSATION

Cash Compensation

The following table sets forth compensation paid or accrued by the Company for the last four years ended August 31, 2006 to directors and officers:

Summary Compensation Table ( 2003, 2004, 2005 and 2006)

                                                Long Term Compensation (US Dollars)
                              Annual Compensation          Awards               Payouts
(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Name and Principal position	Year	Salary	Other Annual Comp. ($)	Restricted Stock awards ($)	Options/ SAR (#)	LTIP payouts ($)	All other compen- sation ($)

Laurence Stephenson President, and Director	2004 2005 2006	-0- -0- 4,500	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Louise Murphy Secretary Treasurer and Director	2004 2005 2006	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Edward Skoda Director	2003 2004 2005 2006	1,575 2,000 6,000 4,600	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

Fred Hawkins Former President Current Director	2003 2004 2005	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Robin Brine Former Director	2004 2003	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Gerald Hardy Former Director	2003 2004	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Other than Edward Skoda who received $500 per month in compensation from the date of inception to March 31, 2001 for a total of $15,500 at which time no other director received any other form of compensation. During the current year Edward Skoda received $1,500 as management fees and Laurence Stephenson received $4,500. In addition Edward Skoda received $3,100 for work performed on the Tylerstone claim in late 2005.

    There are no stock options outstanding as at September 30, 2006 and no options have been granted in 2006, but it is contemplated in the future the Company may issue stock options in the future to officers, directors, advisers and future employees.

No director or officer is indebted to the Company and none have borrowed any funds from the Company.

The Company has no defined benefit pension plan or any long-term incentive plan that provides annual benefits to any directors and officers.

Except for the payment of the management fee to Edward Skoda, the Company has not entered into any employment plan or arrangement, including payments to be received from the Company either currently or in the future as a result of resignation, retirement or any other termination of the Company’s officers and directors.

There exist no plans or arrangements for a change-in-control of the Company.

Bonuses and Deferred Compensation

None

Compensation Pursuant to Plans

None
Pension Table

None

Other Compensation

Other than the compensation noted above, the only other compensation paid to a director was to Edward Skoda in the amount of approximately $3,100 (Cdn $3,400) for work undertaken in the fall of 2005 on the Tylerstone claim.

Compensation of Directors

As noted elsewhere in this Form 10-KSB.

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Consideration set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of September 30, 2006 (2,610,000 shares issued and outstanding) by (1) all stockholders known to the Company to be beneficial owners of more than 5 percent of the outstanding common stock; and (2) all directors and executive officers of the Company, individually and collectively as a group. The table also reflects such ownership assuming the maximum shares sold for the offering is reached.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common Stock	Laurence Stephenson 302-15015 Victoria Ave. White Rock, B.C., Canada, V4B 1G2	250,000 (3)	9.58%

Common Stock	Louise M. Murphy #42 - 2951 Panorama Dr. Coquitlam, B.C., Canada, V3E 2W3	250,000 (3)	9.58%

Common Stock	Fred Hawkins 13028 98A Avenue Surrey, British Columbia, Canada, V3T 1C6	450,000(3)(4)	17.24%

Common Stock	Edward Skoda Apdo Postal No. 379 Chapala, Jalisco, Mexico, CP 45900	250,000 (3)	9.58%

Common Stock	Ownership of all directors and officers as a group	750,000	28.74%

(1)	As of September 30, 2006, there were 2,610,000 common shares issued and outstanding. Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

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

(3)
These shares are restricted since they were issued in compliance with the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. After these shares have been held for one year, the Directors and Officers of the Company could sell 1% of the outstanding stock in the Company every three months. Therefore, this stock can be sold after the expiration of one year in compliance with the provisions of Rule 144. There are “stock transfer” instructions placed against these certificates and a legend has been imprinted on the stock certificates themselves.

(4)	Includes shares issued to Fred Hawkins, a former director of the Company, wife and daughter who reside in the same house.

Other than Laurence Stephenson, Louise Murphy, Fred Hawkins and Edward Skoda, the Company does not know of any other shareholder who has more than 5 percent of the issued shares prior to the subscriptions being accepted under this offering.

The number of shares that could presently be sold under Rule 144 is 750,000; being the above noted shares held by the Directors and Officers.

There are no voting trusts or similar arrangements known to the Company whereby voting power is held by another party not named herein. The Company knows of no trusts, proxies, power of attorney, pooling arrangements, direct or indirect, or any other contract arrangement or device with the purpose or effect of divesting such person or persons of beneficial ownership of the Company’s common shares or preventing the vesting of such beneficial ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Prior to the effectivness of our prospectus, the Company had never filed a prospectus as specified under Section 10(a) of the Securities Act of 1933. Initially, the Company raised funds from its officers and directors, relatives, friends and business associates as more fully described below.

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

All of the above share issuances were restricted since they were issued in compliance with the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. After the shares have been held for one year, the holders of these shares could sell a percentage of their shares every three months based on 1% of the outstanding stock in the Company. Therefore, the shares could be sold after the expiration of one year in compliance with the provisions of Rule 144. There are “stop transfer” instructions placed against these shares and a legend is imprinted on each stock certificate.

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

All the directors and officers, including Fred Hawkins, have advanced money to the Company over the last several years in the aggregate amount of $21,632 as follows:

Advances	Edward Skoda	Fred Hawkins	Louise Murphy	Laurence Stephenson	Total Advances

August 31, 1999:
Management fees (i)	$ 6,000	$ -	$ -	$ -	$ 6,000

August 31, 2000:
Management fees	6,000	-	-	-	6,000
Cash advance to Company	2,000	-	-	-	2,000

August 31, 2001:
Management fees	3,500	-	-	-	3,500
Cash advance to Company	-	230	-	-	230

August 31, 2002:
Cash advance to Company	-	2,030	-	-	2,030

August 31, 2003:
Exploration fees unpaid	1,575	-	-	-	1,575
Cash advance to Company	-	1,240	-	-	1,240

August 31, 2004:
Management fees	2,000	-	-	-	2,000
Advance for exploration	-	3,185	-	-	3,185

August 31, 2005
Management fees	6,000	-	-	-	6,000
Cash advances to Company	9,005	-	3,858	609	13,472

August 31, 2006
Management fees	1,500	-	-	4,500	6,000
Cash advances to Company	-	-	952	26	978
Forgiveness of debt	(30,500)	-	-	-	(30,500)
Payment on account	(2,078)	-	-	-	(2,078)

Total advances by Directors	$ 5,002	$ 6,685	$ 4,810	$ 5,135	$ 21,632

(i) Edward Skoda has not been paid for management fees charged to the Company.

The above noted advances have no specific terms of repayment and bear no interest. If an annual compound interest rate of 5% had been used, the amount of interest due and payable would have been approximately $8,132.

The Company has not entered into any transactions with a related party other than a monthly management fee of $500 payable to Edward Skoda for three months and for the balance of the year to Laurence Stephenson. Management does not know of any other transaction it will be entering into with related parties. It is the intention of the Company to deal with third parties in all its acquisitions of exploration claims in the future.

The Company has had no transactions with any promoter or promoters since its inception. Nothing of value, including money, property, contracts, options or rights of any kind has been received or will be received by a promoter, director or indirectly from the Company which is not disclosed in this prospectus.

There were no material transactions, or series of similar transactions, since inception of the Company and during its current fiscal period, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements.

The following financial statements are included in this report:

(a) (2) Financial Statement Schedules

The following financial statement schedules are included as part of this report:

None.

(a) (3) Exhibits

The following exhibits are included as part of this report by reference:

1.	Certificate of Incorporation, Articles of Incorporation and By-laws:

1.1	Certificate of Incorporation (incorporated by reference from Tylerstone’s Registration Statement on Form SB-2 filed on December 27, 2005)

1.2	Articles of Incorporation (incorporated by reference from Tylerstone’s Registration Statement on Form SB-2 filed on December 27, 2005)

1.3	By-laws (incorporated by reference from Tylerstone’s Registration Statement on Form SB-2 filed on December 27, 2005)

99.1	Certificate Pursuant to Section 301(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

99.2	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certificate Pursuant to Section 301(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

99.4	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed by the independent accountants for the last two fiscal years for professional services for the audit of the Company’s annual financial statements and the review of quarterly financial statements services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $7,880.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advise, and tax planning was NIL.

(4) All Other Fees

During the last two fiscal years there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

(5) Audit Committee’s Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with the Company to make any pre-approval policies meaningful. Once the Company has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

(6) Audit hours incurred

The principal accountants did not spend greater than 50 percent of the hours spent on the accounting by the Company’s internal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 TYLERSTONE VENTURES CORPORATION
 (Registrant)

Date: October 2, 2006     By: LAURENCE STEPHENSON
Laurence Stephenson
Chief Executive Officer,
President and Director

Date: October 2, 2006     By:  LOUISE MURPHY
                        Louise Murphy
    Chief Accounting Officer,
                   Chief Financial Officer and Director

MADSEN & ASSOCIATES, CPA’s INC.                                   684 East Vine Street, #3
Certificate Public Accountants and Business Consultants Board                     Murray, Utah, 84107
                    Telephone (801) 268-2632
                       Fax (801) 262-3978

Board of Directors
Tylerstone Ventures Corporation
Vancouver B. C. Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Tylerstone Ventures Corporation (pre-exploration stage company) at August 31, 2006, and the related statements of operations, stockholders' equity, and cash flows for the years ended August 31, 2006 and 2005 and the period September 24, 1998 (date of inception) to August 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tylerstone Ventures Corporation at August 31, 2006, and the related statements of operations, stockholders' equity and cash flows for the years ended August 31, 2006 and 2005 and the period September 24, 1998 (date of inception) to August 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, Utah                            /s/ “Madsen & Associates, CPA's Inc."
September 28, 2006

TYLERSTONE VENTURES CORPORATION
(Pre-Exploration Stage Company)
BALANCE SHEET
August 31, 2006

ASSETS

CURRENT ASSETS

Bank	$ 896

Total assets	$ 896

LIABILITIES

CURRENT LIABILITIES AND STOCKHOLDER’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable - related party	$21,632
Accounts payable	27,852
49,484

STOCKHOLDERS’ DEFICIENCY

Common stock
25,000,000 shares authorized, at $0.001 par
value, 2,610,000 shares issued and outstanding	2,610

Capital in excess of par value	102,440

Deficit accumulated during the pre-exploration stage	(153,638)

Total Stockholders’ Deficiency	(48,588)

$ 896

The accompanying notes are an integral part of these financial statements.

TYLERSTONE VENTURES CORPORATION
(Pre-Exploration Stage Company)

STATEMENT OF OPERATIONS

For the years ended August 31, 2006 and 2005 and
the period September 24, 1998 (Date of Inception) to August 31, 2006

	August 31, 2006	August 31, 2005	Date of Inception to August 31, 2006

SALES	$ -	$ -	$ -

EXPENSES:

Exploration	11,738	3,411	25,813
General	29,119	40,085	178,569

Net loss from operations	(40,857)	(43,496)	(204,382)

Settlement of debt	_50,744	-	50,744

NET INCOME (LOSS)	$9,887	$ (43,496)	$(153,638)

NET INCOME (LOSS) PER COMMON SHARE

Basic	$0.00	$(0.02)

AVERAGE OUTSTANDING SHARES

Basic	2,401,918	2,120,000

The accompanying notes are an integral part of these financial statements.

TYLERSTONE VENTURES CORPORATION
(Pre-Exploration Stage Company)

STATEMENT OF CASH FLOWS

For the years ended August 31, 2006 and 2005 and
period September 24, 1998 (Date of Inception) to August 31, 2006

	August 31, 2006	August 31, 2005	Date of Inception To August 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$ 9,887	$(43,496)	$(153,638)

Adjustments to reconcile net loss to Net cash provided by operating activities:

Changes in assets and liabilities:

Changes in accounts payable	(38,991)	17,424	27,852
Capital contributions - expenses	6,600	6,600	51,500

Net Change in Cash from Operations	(22,504)	(19,472)	(74,286)

CASH FLOWS FROM FINANCING ACTIVITIES:

Accounts payable - related parties	(25,600)	19,472	21,632
Proceeds from issuance of common stock	49,000	-	53,550

	23,400	19,472	75,182

Net Increase (Decrease) in Cash	896	-	896

Cash at Beginning of Period	-	-	-

CASH AT END OF PERIOD	$ 896	$ -	$ 896

SCHEDULE OF NONCASH OPERATING ACTIVITIES

Contribution to capital - expenses - 1999 to 2006	$51,500

The accompanying notes are an integral part of these financial statements.

TYLERSTONE VENTURES CORPORATION
(Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period September 24, 1998 (Date of Inception) to August 31, 2006
	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit
Balance, September 24, 1998 (date of inception)	-	$ -	$ -	$ -

Issuance of common stock for cash at $0.001 per share - April 2, 1999	950,000	950	-	-

Issuance of common stock for cash at $0.01 per share - April 9, 1999	270,000	270	2,430	-

Capital contributions - expenses	-	-	6,600	-

Net operating loss for the period ended August 31, 1999	-	-	-	(17,815)

Capital contributions - expenses	-	-	2,200	-

Net operating loss for the year ended August 31, 2000	-	-	-	(18,943)

Capital contributions - expenses	-	-	2,500	-

Net operating loss for the year ended August 31, 2001	-	-	-	(18,558)

Issuance of common stock for cash at $0.001 per share - October, 2001	900,000	900	-	-

Capital contributions - expenses	-	-	6,000	-

Net operating loss for the year ended August 31, 2002	-	-	-	(18,683)

Capital contributions - expenses	-	-	10,400	-

Net operating loss for the year ended August 31, 2003	-	-	-	(20,160)

Capital contributions - expenses	-	-	10,600	-

Net operating loss for the year ended August 31, 2004	-	-	-	(25,870)

Capital contribution - expenses	-	-	6,600	-

Net operating loss for the year ended August 31, 2005	-	-	-	(43,496)

Issuance of common stock for cash at $0.10 per share - February 2, 2006	490,000	490	48,510

Capital contributions - expenses	-	-	6,600

Net operating income for the year ended August 31, 2006	-	-	-	9,887

Balance as at August 31, 2006	2,610,000	$ 2,610	$ 102,440	$ (153,638)

The accompanying notes are an integral part of these financial statements

TYLERSTONE VENTURES CORPORATION
(Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
August 31, 2006

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

TYLERSTONE VENTURES CORPORATION
(Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
August 31, 2006

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

On August 31, 2006 the Company had a net operating loss carry forward of $153,638. The tax benefit of approximately $46,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire in 2019 through 2026.

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

TYLERSTONE VENTURES CORPORATION
(Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
August 31, 2006

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors have acquired 29% of the outstanding common stock and have made demand, no interest loans to the Company of $21,632 and contributions to capital of $51,500 by the payment of Company expenses. During the period, one director forgave money due to him in the amount of $30,500.

4.     AQUISITION OF UNPROVEN MINERAL CLAIM

The Company acquired a single mineral claim of 1,235 acres known as the Tylerstone claim situated within the Lillooet Mining Division of British Columbia. The property is located approximately 80 air-miles north-northwest of Vancouver, British Columbia. The expiration date of the claim is February 24, 2009. The renewal cost of these claims is $3,411 Canadian. The costs of acquiring, staking and filing have been expensed.

5.	CAPITAL STOCK

Since its inception the Company has completed private placement offerings of 2,120,000 common shares for $4,550 and under an effective registration statements issued a further 490,000 common shares at a price of $0.10 per share for a total consideration of $49,000 in February 2006.

6.	SETTLEMENT OF DEBT

During the period certain creditors agreed to reduce the amount owed to them in the amount of $20,244. In addition, a director agreed to forgive $30,500 in amounts owed to him.

7.	GOING CONCERN

The Company intends to explore its mineral claims and to seek business opportunities that will provide a profit. However, the Company does not have the working capital necessary to be successful in this effort and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional loans from related parties, and equity funding, which will enable the Company to operate for the coming year.