Form 10QSB
period 2006-11-30
TYLERSTONE VENTURES CORP
filed 2007-01-17
CIK 1157443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended November 30, 2006, or

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ______________ to _____________.

Commission File No. 0-23862

TYLERSTONE VENTURES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	98-0375406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 302 - 15015 Victoria Avenue
White Rock, British Columbia, Canada, V4B 1G2
(Address of principal executive offices with zip code)

604-780-7659
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No[   ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
(Check One): Larger Accelerated Filer [   ] Accelerated Filer [   ] Non-Accelerated Filer [X] .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]  No [X]

As of January 15, 2007, there were issued and outstanding 2,610,000 shares of our common stock.

TYLERSTONE VENTURES CORPORATION
FORM 10-QSB

TYLERSTONE VENTURES CORPORATION
( Pre-Exploration Stage Company)
BALANCE SHEETS
November 30, 2006 and August 31, 2006

	Nov 30,	Aug 31,
	2006	2006
ASSETS
CURRENT ASSETS

Cash	$339	$896
Note receivable and accrued interest	1,257,049	-

Total Current Assets	$1,257,388	$896

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Accounts payable - related parties	$49,500	$21,632
Accounts payable	-	27,852

Total Current Liabilities	49,500	49,484

DEBENTURES PAYABLE AND ACCRUED INTEREST	1,257,049	-

STOCKHOLDERS' DEFICIENCY

Common stock
25,000,000 shares authorized, at $0.001 par value,
2,610,000 shares issued and outstanding	2,610	2,610
Capital in excess of par value	102,440	102,440
Deficit accumulated during the pre-exploration stage	(154,211)	(153,638)

Total Stockholders' Deficiency	(49,161)	(48,588)

	$1,257,388	$896

The accompanying notes are an integral part of these financial statements.

TYLERSTONE VENTURES CORPORATION
( Pre-Exploration Stage Company)
STATEMENTS OF OPERATIONS
For the Three Months Ended November 30, 2006 and 2005 and the
Period September 24,1998 (Date of Inception) to November 30, 2006

			Sept 24, 1998
	Nov 30,	Nov 30,	to Nov 30,
	2006	2005	2006
REVENUES	$-	$-	$-
EXPENSES	573	18,579	154,211
NET LOSS FROM OPERATIONS	(573)	(18,579)	$(154,211)
OTHER INCOME AND EXPENSES
Interest income	7,049	-	7,049
Interest expense	(7,049)	-	(7,049)
NET LOSS	$(573)	$(18,579)	$(154,211)

NET LOSS PER COMMON SHARE
Basic and diluted	$-	$(.01)

AVERAGE OUTSTANDING SHARES
Basic	2,610,000	2,120,000

The accompanying notes are an integral part of these financial statements.

TYLERSTONE VENTURES CORPORATION
( Pre-Exploration Stage Company)
STATEMENTS OF CASH FLOWS
For the Three Months Ended November 30, 2006 and 2005 and the
Period September 24,1998 (Date of Inception) to November 30, 2006

	Nov 30,	Nov 30,	Sept 24,1998
	2006	2005	to Nov 30, 2006

CASH FLOWS FROM OPERATING
ACTIVITIES

Net loss	$(573)	$(18,579)	$(154,211)

Adjustments to reconcile net loss to net
cash provided by operating activities
Changes in note receivable
Changes in accounts payable	(1,250,000)	-	(1,250,000)
Contributions to capital - expenses	(27,852)	16,929	-
	-	1,650	51,500

Net Change in Cash From
Operations	(1,278,425)	-	(1,352,711)

CASH FLOWS FROM INVESTING
ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in accounts payable - related parties	27,868
Proceeds from issuance of debentures	1,250,000
Proceeds from issuance of common stock	-	-	49,500
		-	1,250,000
		-	53,550
Net Increase (Decrease) in Cash	1,277,868		1,353,050

Cash at Beginning of Period	(557)	-	339

Cash at End of Period	896	-	-

	$339	-	$339

SCHEDULE OF NONCASH OPERATING ACTIVITIES
Contribution to capital - expenses - 1999 to 2006	51,500

The accompanying notes are an integral part of these financial statements.

TYLERSTONE VENTURES CORPORATION
( Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2005

1. ORGANIZATION

The Company was incorporated under the laws of the state of Delaware on September 24, 1998 with authorized common stock of 25,000,000 shares at a par value of $.001.

The Company was organized for the purpose of acquiring and developing mineral properties. At the balance sheet date a mineral property with unknown reserves had been acquired. The Company has not established the existence of a commercially minable ore deposit and has not reached the development stage and is considered to be in the pre-exploration stage.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Earnings (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short term maturities.

TYLERSTONE VENTURES CORPORATION
( Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

On November 30, 2006, the Company had an operating losse carry forward of $154,211. There has been a substantial change in stockholders and the amount of available loss carryforward has not been determined.

Unproven Mineral Claim Costs

Costs of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred.

Environmental Requirements

At the report date environmental requirements related to the mineral claims acquired are unknown and therefore an estimate of any future cost cannot be made.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk, except for a note receivable, and management considers the note to be fully collectable.

Revenue Recognition

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company will expense any advertising and market development costs as incurred.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

TYLERSTONE VENTURES CORPORATION
( Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2005

3. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 57% of the outstanding common stock, and have made demand, no interest loans to the Company of $47,232 and contributions to capital of $44,900 by payment of Company expenses.

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

5. CAPITAL STOCK

Since its inception the Company has completed private placement offerings of 2,120,000 common shares for $4,550 and during February 2006 issued 490,000 registered common shares for $49,000.

TYLERSTONE VENTURES CORPORATION
( Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2005

6. DEBENTURE

The Company has entered into three separate convertible Debenture agreements with Maxum Fund Overseas, as of October 24, 2006. for a total of $1,250,000 at November 30, 2006.

The Debentures are as follows:

Date	Loan Amount	Prime	Premium	Rate	Maturity Date

10/25/2006	500,000.00	8.25	0.50	8.75	10/23/2007
11/9/2006	500,000.00	8.25	0.50	8.75	11/8/2007
11/28/2006	1,000,000.00	8.25	0.50	8.75	11/27/2007

	$2,000,000.00

The Debentures may be converted by the Registered holder on or before the Maturity date, in whole or in part, into that number of shares of Common Stock equal to the principal amount of this Debenture (or the portion being converted), together with all interest accrued thereon and unpaid as of the date of the conversion, divided by the Conversion Price by surrendering this Debenture. The conversion of this Debenture may not be forced by the Company and is not separable. The conversion price is $.50 per share.

7. NOTE RECEIVABLE – LINE OF CREDIT

The Company has entered into a Revolving Line of Credit Agreement with nCoat, Inc, a Delaware corporation, on October 24, 2006.

The Line of Credit is for $3,500,000 with availability until October 24, 2007, with provisions for advances and draw downs.

As of November 30, 2006, the borrower has been advanced:

Date	Loan Amount	Prime	Premium	Rate	Maturity Date

10/25/2006	500,000.00	8.25	0.50	8.75	2/27/2007
11/9/2006	500,000.00	8.25	0.50	8.75	2/27/2007
11/28/2006	250,000.00	8.25	0.50	8.75	2/27/2007

	$1,250,000.00

The line of credit is unsecured.

Management believes the Borrower will fully comply with the terms of the Credit Line and has the means, plan, and capacity to repay in a timely manner and that upon maturity, the obligation will be fully collectible. The note has not been discounted.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS

This report on Form 10-QSB contains, in addition to historical information, forward-looking statements that involve substantial risks and uncertainties. All forward-looking statements contained herein are deemed by Tylerstone to be covered by and to qualify for the safe harbor protection provided by Section 21E of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from the results anticipated by Tylerstone and discussed in the forward-looking statements. When used in this report, words such as “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. Factors that could cause or contribute to such differences are discussed in the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2006. The Company disclaims any obligation or intention to update any forward-looking statements.

OVERVIEW

Tylerstone Ventures Corporation (the “Company”) was incorporated on September 24, 1998 under the laws of the State of Delaware. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 25,000,000 shares of common stock, par value $0.001 per share. As of January 15, 2007, there were 2,610,000 shares outstanding.

On October 24, 2006, the Company filed an Information Statement on Schedule 14C with the United States Securities and Exchange Commission (the “Commission”) and announced the Company’s intention to change its name to nCoat, Inc; to increase the authorized capital of the Company to five hundred million (500,000,000) shares of common stock; and to effect a forward stock split on the ratio of twenty new shares for one old share. At the same time, Terry R. Holmes was appointed President and Director of the Company, and Paul S. Clayson was appointed a director. Ms. Murphy and Messr. Stephenson, Hawkins and Skoda resigned as officers and directors of the Company. The Information Statement is currently under review by the Commission.

LIQUIDITY AND CAPITAL RESOURCES

There is limited historical financial information about the Company upon which to base an evaluation of its performance. The Company is a pre-exploration stage company and has not generated any revenues from operations.

The Company’s continued existence and plans for future growth depend on its ability to obtain the capital necessary to operate, through the generation of revenue and the issuance of additional debt or equity. The Company will need to raise capital to fund normal operating costs and exploration efforts. If the Company is not able to generate sufficient revenues and cash flows or obtain alternative funding, it will be unable to continue as a going concern. As disclosed in the report of the independent auditors dated September 28, 2006 affixed to the Company’s financial statements for the fiscal year ended August 31, 2006 and filed under its Form 10K-SB on October 3, 2006, the Company’s recurring losses and negative cash flows from operations raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s working capital deficiency as of November 30, 2006, was $56,540 with accumulated losses from the date of inception of $161,590. As of the date of this Report, the Company will require

$1,307,000 to settle amounts owed to third parties and outside creditors. The directors have, at the date of this Report, obtained additional debt financing from institutional lenders. If the Company does not receive sufficient funds to settle amounts owed to creditors and pay future expenses, there is the possibility that the Company might cease operations.

As of November 30, 2006, the Company had as assets, its mining claim and a note receivable for $1,257,000, and had $1,307,000 of liabilities of which $49,500 were due to the related parties. Amounts owed to related parties have no specific terms of repayment and bear no interest. The Company, in pursuing investments and operational strategies in mining, development and technology companies, entered into a funding arrangement with Maxum Fund Overseas for debenture-based financing to support the Company’s requirements. As of November 30, 2006, the Company had used $1,250,000 of these funds. Interest on the debentures is one-half percent over Wall Street Journal prime.

Off-Balance Sheet Arrangements

As of November 30, 2006, the Company did not have any off-balance sheet arrangements.

History of the Tylerstone claim

On February 24, 1999, the Company "staked" the Tylerstone Claim near Gold Bridge, British Columbia, and has undertaken exploration programs on the claim to meet the assessment requirements to maintain the claim in good standing during the last five years, other than in 2004 due to snow conditions in the claim area, and has paid the Ministry of Energy and Mines for the Province of British Columbia (the “Ministry”) $3,081, to maintain the Tylerstone Claim in good standing. During November and December 2005, the Company spent a total of $11,738 on exploration work on the claim to maintain it in good standing for a period of three years ending on February 24, 2009. The Company was unable to undertake further exploration work due to the weather conditions on the Tylerstone Claim.

The Ministry has granted to the Company the exclusive rights to the minerals on the Tylerstone Claim from the date the Company first “staked” the claim. In order to keep these claim rights, each year the Company is required to spend money on the claim; either by way of assessment work (being the physical exploration work on the property) or by paying cash in lieu of work. If the latter happens, the Company pays the money directly to the Ministry. Each year the Company must pay $155 per unit. Because there are 20 units comprising the Tylerstone Claim, the Company is required to pay approximately $3,100 in either physical work or cash in lieu of work not done to maintain the claim in good standing for a further twelve-month period. As done during the current period, the Company did more assessment work than required for the year and therefore the residual balance was applied to future years to maintain the Tylerstone Claim in good standing until February 24, 2009.

The Company is in the pre-exploration stage and will be in the pre-exploration stage until it commences significant exploration activities. The Company will continue to be in the exploration stage until it achieves significant revenues from operations. In an exploration stage company, management devotes most of its activities to exploring its mineral properties. There is no assurance that a commercially viable mineral deposit exists on the Tylerstone Claim or any other mineral property acquired by the Company in the future. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined for the Tylerstone Claim. The Company’s ability to emerge from the exploration stage with respect to its planned principal business activity is dependent upon its ability to attain profitable operations. There is no guarantee the Company will be able to identify, acquire or develop mineral properties that will produce profitability. Moreover, if a potential mineral property is identified which warrants acquisition or participation, additional funds may be required to complete the acquisition or participation, and the Company may not be able to obtain such financing on terms which are satisfactory to it. There is substantial doubt regarding the Company’s ability to continue as a going concern. The Company's plans for its continuation as a going concern include financing its operations through sales of its common stock.

The Company has the rights to certain minerals on the Tylerstone Claim but does not have the rights to any placer minerals (being mineral contained in the overburden which is above the hard rock) or to coal. The placer rights could be staked by the Company but management feels with limited overburden on the majority of the Tylerstone Claim there is no need to do so at the present time. If, during the exploration program, placer minerals are found to be of value, the Company will immediately stake the Tylerstone Claim for placer. Presently, no other parties have the rights to placer on the Tylerstone Claim. In the Gold River area, there are no coal-bearing properties. The land itself is not owned by the Company. The Company has only the mineral rights thereon. The land is owned by the Crown, being the Province of British Columbia.

Other Mineral Properties

As of the date of this Report, the Company has not identified any other mineral properties for staking and, therefore, had only the mineral rights on the Tylerstone Claim. It has not dedicated any resources to identifying other mineral properties or projects.

Title to the Tylerstone Claim

The Tylerstone Claim is recorded in the name of Laurence Stephenson, former President and Director of the Company. This was done to save the Company from having to obtain a Free Miners License from the Ministry. A Free Miners License has to be held by either a company or an individual before any work can be undertaken on a mineral claim. To obtain a Free Miners License, the Company would have to incorporate extra-provincially since a company incorporated outside of British Columbia cannot hold the rights to mineral claims unless it is registered in the Province.

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

Claim Name	Tenure No.	Units	Expiration Date

Tylerstone	367927	20	February 24, 2009

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

Summary

To date, Tylerstone, as a pre-exploration company, has undertaken steps and phases to develop a commercially profitable mining claim, including phases of data acquisition, aerial photograph interpretation, base map preparation, prospecting and report writing. A limited amount of on-site work has been completed as the Company’s financial conditions and seasonal physical access have allowed. Further exploitation of the Tylerstone Claim will be contingent on the Company’s success in identifying additional business opportunities in development or technology which may be more advantageous. The final decision to proceed to a further mining phase will be the responsibility of the officers of the Company, in conjunction with the Board of Directors’ approval, after the Company has reviewed other business opportunities. If there is an indication of the presence of other significant business opportunities, the Company would consider and investigate. Whether or not the Company can identify new or other economic opportunities is uncertain and may be unlikely.

ITEM 3.           CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

          The Company’s President, Terry Holmes, and its Chief Financial Officer, Paul Clayson, after evaluating the effectiveness of the Company’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a, 14(c) and 15d 14(c) as of the end of the period of the filing of this quarterly report on Form 10-QSB (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

          Section 404 Assessment. Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal controls beginning with our Form 10-KSB for the fiscal year ending on August 31, 2008, and an attestation of the effectiveness of these controls by our independent registered public accounting firm beginning with our Form 10-KSB for the fiscal year ending on August 31, 2009. We Plan to dedicate significant resources, including management time and effort, and may incur substantial costs in connection with our ongoing Section 404 assessment. We are currently documenting and testing our internal controls and considering whether any improvements are necessary for maintaining an effective control environment at our company. The evaluation of our internal controls is being conducted under the direction of our senior management. In addition, our management is regularly discussing the results of our testing and any proposed improvements to our control environment with our Audit Committee. We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company.

          Limitations on Effectiveness of Controls. A system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the system will meet its objectives. The design of a control system is based, in part, upon the benefits of the control system relative to its costs. Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. In addition, the design of any control system is based in part upon assumptions about the likelihood of future events.

(b)      Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could materially affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor any material deficiencies or weaknesses in such disclosure controls and procedures requiring corrective actions.

Information Concerning Forward-Looking Statements

          Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact) are forward-looking statements. These statements include, but are not limited to our expectations with respect to the development of a diversified revenue base; our ability to develop and capitalize on nanotechnology opportunities and business; our expectations with respect to continued financial losses; and our intentions with respect to financing our operations in the future. Additional forward-looking statements may be found in the “Risk Factors” Section of our Annual Report on Form 10-KSB for the year ended August 31, 2006, together with accompanying explanations of the potential risks associated with such statements.

          Forward-looking statements made in this report, are made based upon management’s good faith expectations and beliefs concerning future developments and their potential effect upon Tylerstone. There can be no assurance that future developments will be in accordance with such expectations, or that the effect of future developments on Tylerstone will be those anticipated by management. Forward-looking statements may be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “anticipate,” “intends” and other words of similar meaning in connection with a discussion of future operating or financial performance.

          You are cautioned not to place undue reliance on these forward looking statements, which are current only as of the date of this Report. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Many important factors could cause actual results to differ materially from management’s expectations, including those listed in the “Certain Significant Risk Factors” Section of our Annual Report on Form 10-KSB, as well as the following:

          •      unpredictable difficulties or delays in the development of new products and technologies;

          •      pricing changes to our supplies or products or those of our competitors, and other competitive pressures on pricing and sales;

          •      difficulties in obtaining or retaining the management, engineering, and other human resource competencies that we need to achieve our business objectives;

          •       risks generally relating to our international operations, including governmental, regulatory or political changes;

          •      transactions or other events affecting the need for, timing and extent of our capital expenditures; and

          •      the extent to which we reduce outstanding debt.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

There are no legal proceedings to which the Company is a party or to which the Tylerstone claim is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          On October 24, 2006, we closed the sale of a convertible debenture (the “October Debenture”) in the principal amount of $500,000, to Maxum Fund Overseas (the “Debenture Holder”). The October Debenture is convertible into shares of our common stock at a conversion price of $0.50, subject to adjustment, and is due and payable on October 23, 2007. If the Debenture Holder were to convert the entire principal amount of the October Debenture, we would be obligated to issue 1,000,000 shares of common stock. Interest accrues on the outstanding principal at the rate of 0.5 percent above the prime interest rate as reported by the

Wall Street Journal’s bank survey, and the interest is also convertible into shares of the Registrant’s common stock. Assuming the full amount of interest was converted into shares, we would be required to issue an additional 87,500 shares of common stock.

          We agreed to lend the proceeds of the sale of the October Debenture to a third party, pursuant to a note with the same interest and payment terms as the October Debenture.

          In connection with the sale of the October Debenture, we granted registration rights to the Debenture Holder, in connection with which the Debenture Holder received the right to require, on or after the earlier of (a) March 1, 2007, or (b) sixty (60) days following the closing of a share exchange between the Registrant and nCoat, Inc., a Delaware corporation (“nCoat”), that we file a registration statement to register the resale of the shares of our common stock issuable upon conversion of the October Debenture (the “October Conversion Shares”), and we agreed to use our reasonable commercial best efforts to have such registration statement declared effective within 90 days thereafter. Additionally, in the event that within the 24 months following the execution of the October Debenture we file a registration statement other than for the Debenture Holder’s October Conversion Shares, we agreed to include in such registration statement the resales of the October Conversion Shares by the Debenture Holder, subject to limitations on the inclusion of such shares by underwriters and other transaction participants.

          On November 9, 2006, we closed the sale of another convertible debenture (the “November Debenture”) in the principal amount of $500,000, to the Debenture Holder. The November Debenture is convertible into shares of our common stock at a conversion price of $0.50, subject to adjustment, and is due and payable on November 8, 2007. If the Debenture Holder were to convert the entire principal amount of the November Debenture, we would be obligated to issue 1,000,000 shares of common stock. Interest accrues on the outstanding principal at the rate of 0.5 percent above the prime interest rate as reported by the Wall Street Journal’s bank survey, and the interest is also convertible into shares of the Registrant’s common stock. Assuming the full amount of interest was converted into shares, we would be required to issue an additional 87,500 shares of common stock.

          We agreed to lend the proceeds of the sale of the November Debenture to a third party, pursuant to a note with the same interest and payment terms as the November Debenture.

          In connection with the sale of the November Debenture, we granted registration rights to the Debenture Holder, in connection with which the Debenture Holder received the right to require, on or after the earlier of (a) March 1, 2007, or (b) sixty (60) days following the closing of a share exchange between the Registrant and nCoat, that we file a registration statement to register the resale of the shares of our common stock issuable upon conversion of the November Debenture (the “November Conversion Shares”), and we agreed to use our reasonable commercial best efforts to have such registration statement declared effective within 90 days thereafter. Additionally, in the event that within the 24 months following the execution of the November Debenture we file a registration statement other than for the Debenture Holder’s November Conversion Shares, we agreed to include in such registration statement the resales of the November Conversion Shares by the Debenture Holder, subject to limitations on the inclusion of such shares by underwriters and other transaction participants.

          Additionally, on November 28, 2006, we closed the sale of another convertible debenture (the “December Debenture”) in the principal amount of $1,000,000, to the Debenture Holder. As of November 30, 2006, only $250,000 of that amount had been received. At the date of this Report $750,000 had been received. The December Debenture is convertible into shares of our common stock at a conversion price of $0.50, subject to adjustment, and is due and payable on November 27, 2007. If the Debenture Holder were to convert the entire principal amount of the November Debenture, we would be obligated to issue 2,000,000 shares of common stock. Interest accrues on the outstanding principal at the rate of 0.5 percent above the prime interest rate as reported by the Wall Street Journal’s bank survey, and the interest is also convertible into shares of the Registrant’s common stock. Assuming the full amount of interest was converted into shares, we would be required to issue an additional 175,000 shares of common stock.

          We agreed to lend the received proceeds of the sale of the December Debenture to a third party, pursuant to a note with the same interest and payment terms as the December Debenture.

          In connection with the sale of the December Debenture, we granted registration rights to the Debenture Holder, in connection with which the Debenture Holder received the right to require, on or after the earlier of (a) March 1, 2007, or (b) sixty (60) days following the closing of a share exchange between the Registrant and nCoat, that we file a registration statement to register the resale of the shares of our common stock issuable upon conversion of the December Debenture (the “December Conversion Shares”), and we agreed to use our reasonable commercial best efforts to have such registration statement declared effective within 90 days thereafter. Additionally, in the event that within the 24 months following the execution of the December Debenture we file a registration statement other than for the Debenture Holder’s December Conversion Shares, we agreed to include in such registration statement the resales of the December Conversion Shares by the Debenture Holder, subject to limitations on the inclusion of such shares by underwriters and other transaction participants.

          All Debentures were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          By written consent dated October 30, 2006, ten current stockholders of the Company, who were collectively the record and beneficial owners of 1,415,000 shares, which represented approximately 54.2% of the issued and outstanding shares of our outstanding capital stock, approved the following amendments to our Certificate of Incorporation:

1.	To increase our authorized capital to Five Hundred Million (500,000,000) shares of common stock;
2.	To reflect a forward Stock Split on the ratio of twenty new shares for one old share; and
3.	To reflect that the Company’s name be changed to nCoat, Inc.

          Pursuant to SEC regulations, we filed a Preliminary Information Statement with the SEC on November 6, 2006, and a Revised Preliminary Information Statement on November 13, 2006. The SEC was reviewing the Revised Preliminary Information Statement as of the date of this report, and as such, we could not determine when the amendments to our Certificate of Incorporation would become effective.

ITEM 6.           EXHIBITS

          The following Exhibits are filed with this Form 10-QSB pursuant to Item 601 of Regulation S-B:

Exhibit No.	Description of Exhibit

99.1	Convertible Debenture dated November 9, 2006 in the Principal Amount of $500,000.

99.2	Convertible Debenture dated November 28, 2006 in the Principal Amount of $1,000,000.

99.3	Letter of Credit and Promissory Note dated January 15, 2007 from nCoat, Inc.

31.1	Certification of President

31.2	Certification of Chief Financial Officer

32.1	Certification of President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYLERSTONE VENTURES CORPORATION

Date: January 17, 2007	“Terry R. Holmes”
Terry R. Holmes
President (Principal executive officer)

“Paul S. Clayson”
Paul S. Clayson
(Principal financial officer)