Form 10QSB
period 2007-03-31
nCoat, Inc.
filed 2007-05-22
CIK 1157443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 001-31332

nCoat, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	98-0375406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7237 Pace Dr.
PO Box 38
Whitsett, NC 27377-9118
(address of principal executive office, zip code)

Registrant’s telephone number, including area code:   (336) 447-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act).
Yes ☐ No ☒

As of May 21, 2007, there were 88,920,400 shares of the registrant’s common stock, $0.0001 par value, outstanding.

nCoat, Inc.
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2007

FORWARD-LOOKING INFORMATION

Statements in this report concerning the future sales, expenses, profitability, financial resources, product mix, market demand, product development and other statements in this report concerning the future results of operations, financial condition and business of nCoat, Inc., are “forward-looking” statements as defined in the Securities Act of 1933 and Securities Exchange Act of 1934. Investors are cautioned that the Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including competition, need for increased acceptance of products, ability to continue to develop and extend our brand identity, ability to anticipate and adapt to a competitive market, ability to effectively manage rapidly expanding operations, amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure, ability to provide superior customer service thereon , dependence upon key personnel and the like. The Company’s most recent filings with the Securities and Exchange Commission, including Form 8-K, contain additional information concerning many of these risk factors, and copies of these filings are available from the Company upon request and without charge. The Company disclaims any obligation or intention to update any forward looking statement in this report.

As discussed herein, on February 14, 2007, Tylerstone Ventures Corporation (“Tylerstone”) entered into a share exchange agreement with nCoat, Inc. (“nCoat”), whereby the nCoat shareholders received a majority of the voting equity interests of Tylerstone and nCoat was therefore considered to have acquired Tylerstone for financial reporting purposes.

            References in this Quarterly Report to the “Company” or “nCoat” refer both to nCoat, Inc., a private company (which changed its name to nCoat Automotive, Inc. prior to the share exchange), for the periods prior to February 14, 2007, and to nCoat, Inc. (formerly Tylerstone Ventures Corporation), a public company, and its subsidiaries for the periods following February 14, 2007.  References to “Tylerstone” refer solely to the corporate entity for the periods prior to February 14, 2007.

nCoat, Inc.

PART I

FINANCIAL INFORMATION
Item 1 - Financial Statements

NCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006
(Unaudited)
	March 31,	December 31,
	2007	2006
ASSETS
Current Assets
Cash	$100,706	$63,437
Trade receivables, net	905,470	964,281
Inventory	79,856	88,965
Deferred loan costs	113,572	-
Other current assets	69,413	7,852
Deferred income tax assets	230,705	222,501
Total Current Assets	1,499,722	1,347,036
Property and Equipment, net	1,562,904	1,649,491
Intangible Assets, net	3,102,867	3,231,042
Total Assets	$6,165,493	$6,227,569

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,812,306	$1,383,629
Accrued liabilities	1,202,918	1,102,458
Current portion of notes payable	5,826,628	5,305,021
Advances from investors	700,000	-
Accrued consulting obligation	500,000	500,000
Current portion of obligations under capital leases	135,298	130,895
Total Current Liabilities	10,177,150	8,422,003
Long-Term Liabilities
Notes payable, net of current portion	278,562	220,909
Obligations under capital leases , net of current portion	436,500	471,905
Deferred income taxes	230,705	222,501
Total Long-Term Liabilities	945,767	915,315
Stockholders' Deficit
Common stock - $0.0001 par value; 500,000,000 shares authorized;
88,920,000 shares and 33,660,000 shares outstanding, respectively	8,892	3,366
Additional paid-in capital	6,310,065	5,272,619
Accumulated deficit	(11,276,381)	(8,385,734)
Total Stockholders' Deficit	(4,957,424)	(3,109,749)
Total Liabilities and Stockholders' Deficit	$6,165,493	$6,227,569

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

For the Three Months ended March 31,	2007	2006
Net Sales	$1,250,683	$1,139,032
Cost of Goods Sold	1,327,904	933,904
Gross Profit (Loss)	(77,221)	205,128
General and Administrative Expense	2,206,675	1,124,390
Sales and Marketing Expenses	375,439	312,858
Loss from Operations	(2,659,335)	(1,232,120)
Interest Expense	(231,312)	(135,980)
Other Expense	-	(15,155)
Loss Before Income Taxes	(2,890,647)	(1,383,255)
Income Tax Benefit	-	-
Net Loss	$(2,890,647)	$(1,383,255)

Basic and Diluted Loss per Share	$(0.05)	$(0.22)
Basic and Diluted Weighted-Average Shares Outstanding	59,177,708	6,362,121

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIENCY
For the Three Months Ended March 31, 2007
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2006	33,660,000	$3,366	$5,272,619	$(8,385,734)	$(3,109,749)

Shares issued to investor	1,130,910	113	(113)	-	-

Shares issued to employees and consultants as compensation	6,715,590	672	865,639	-	866,311

Non-vested shares issued to employees as compensation	5,593,500	559	62,360	-	62,919

Shares issued for the exercise of warrants	3,740,000	374	(204)	-	170

Shares issued to the former shareholders of Tylerstone Ventures Corporation	37,200,000	3,720	(3,720)	-	-

Shares issued as compensation for services	880,400	88	113,484	-	113,572

Net loss	-	-	-	(2,890,647)	(2,890,647)
Balance - March 31, 2007	88,920,400	$8,892	$6,310,065	$(11,276,381)	$(4,957,424)

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Three Months ended March 31,	2007	2006

Cash Flows From Operating Activities
Net loss	$(2,890,647)	$(1,383,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	107,250	83,161
Amortization of intangible assets	128,175	143,628
Loan Amortization		308,845
Share based compensation	929,230	-
Changes in assets and liabilities:
Accounts receivable	58,811	(202,867)
Inventory	9,109	67,679
Other current assets	4,597	48,478
Accounts payable	428,677	276,753
Accrued liabilities	100,460	5,225
Net Cash Provided by Operating Activities	(1,124,338)	(652,353)

Cash Flows From Investing Activities
Purchase of property and equipment	(3,663)	(93,511)
Net Cash Used in Investing Activities	(3,663)	(93,511)

Cash Flows From Financing Activities
Proceeds from issuance of notes payable	500,000	37,787
Proceeds from advances from investors	700,000	-
Principal payments on notes payable	(3,405)	-
Principal payments under capital lease obligations	(31,002)	-
Repayment of checks drawn in excess of cash in bank	-	(61,000)
Other	(323)	-
Net Cash Used in Financing Activities	1,165,270	(23,213)
Net Increase (Decrease) in Cash	37,269	(769,077)
Cash At Beginning of Period	63,437	873,844
Cash At End of Period	$100,706	$104,767

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$231,312	$135,980

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCOAT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006

(Unaudited)

Note 1.	Basis of Presentation and Description of Business

Interim Financial Statements - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements included on Form 8-K filed with the Securities and Exchange Commission on May 18, 2007. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2007.

Nature of Operations - nCoat, Inc. and its subsidiaries specialize in nanotechnology research, licensing, and the commercialization, distribution and application of nano as well as multiple non-nano surface coatings. The Company’s specialized coatings are used by the automotive, diesel engine, trucking, recreational vehicle, motorcycle, aerospace and oil and gas industries for heat management, corrosion resistance, friction reduction, bond strength and appearance. Corporate offices and operations headquarters are located in Whitsett, North Carolina and application operations are conducted at four production facilities located in Bluffdale, Utah, Chandler, Arizona, Oklahoma City, Oklahoma and Whitsett, North Carolina.

Organization and Basis of Presentation - On February 1, 2007, the shareholders of nCoat, Inc. changed its name to nCoat Automotive Group, Inc. (referred to herein as “nCoat”). On February 14, 2007, nCoat consummated a Share Exchange Agreement with Tylerstone Ventures Corporation (Tylerstone) whereby Tylerstone acquired all of the outstanding common stock of nCoat in exchange for the issuance of 50,840,000 shares of Tylerstone common stock.

The nCoat shareholders received a majority of the voting equity interests of Tylerstone and nCoat was therefore considered to have acquired Tylerstone for financial reporting purposes. Immediately prior to the share exchange, nCoat had 11,554,545 shares of common stock outstanding. The share exchange was recognized as the recapitalization of nCoat into Tylerstone at historical cost in a manner similar to a 4.4-for-1 forward stock split. The accompanying consolidated financial statements have been restated on a retroactive basis for all periods presented to reflect the shares issued to the nCoat shareholders under the Share Exchange Agreement. On February 2, 2007, the Tylerstone shareholders amended the articles of incorporation of Tylerstone to change its name to nCoat, Inc. to conform to the name of the operating company and to increase the authorized common stock to 500,000,000 shares, $0.0001 par value.

The accompanying consolidated financial statements include the operations, accounts and transactions of nCoat, Inc. from February 14, 2007, of nCoat Automotive Group, Inc. for all periods presented and of High Performance Coatings, Inc. and nTech, Inc. from the dates of their acquisition or formation, which entities for those periods are collectively referred to herein as the “Company” or “nCoat” All intercompany transactions and balances have been eliminated in consolidation.

Business Condition - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company suffered losses of $2,890,647 and $1,383,255 and used $1,124,338 and $652,353 of cash in operating activities during the three months ended March 31, 2007 and 2006, respectively. The Company has experienced losses from operations since inception and has an accumulated deficit of $11,276,381 as of March 31, 2007. At March 31, 2007, the Company had a working capital deficiency of $9,623,195 and a capital deficiency of $4,957,424. Based on current operations, cash flows from operations will likely be negative throughout calendar year 2007. As of March 31, 2007, the Company’s principal sources of liquidity were approximately $100,000 of cash and $900,000 of trade accounts receivable. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

These losses from operations and negative cash flows occurred while the Company was developing and the Company continues to develop and commercialize products utilizing a new and unique technology, opening a new facility, relocating its corporate headquarters and the installation of an infrastructure to support the Company’s plan for growth and development.  These factors have placed a significant strain on the financial resources of the Company.  The ability of the Company to overcome these challenges depends on its ability to reduce its operating costs, generate higher revenue and achieve positive cash flows from operations and continued sources of debt and equity financing.

Capital requirements during the next 12months will depend on numerous factors, including the success of existing products, obtaining new customers for our products, the development of new applications for our products, and resources to develop and support of our products.  Specifically, we anticipate that we could need $4 to $5 million over the next twelve months to pursue our current operating plan, although the actual amount is dependent on our success in achieving the improvements mentioned above.  Management believes that actions presently being taken will provide the opportunity to continue as a going concern. These actions include engaging an investment banking firm to assist in raising capital, focused marketing of the Company’s products, and negotiating sales agreements with plans that these agreements will enable the Company to generate sufficient cash flow for the Company to continue as a going concern. The timing of such fundraising efforts will depend on the extent to which we are able to increase revenues and the success of the investment banking firm and the Company in attracting new investment. We evaluate our working capital needs and operating plan assumptions regularly to determine whether adjustments to our cash and liquidity outlook are warranted, and we also review potential sources of financing on an ongoing basis. However, adequate funds may not be available when needed, and if we raise additional funds by issuing equity securities, existing stockholders may be subject to dilution Furthermore, the failure to obtain additional working capital, if needed, could prevent the Company from achieving its business objectives.

Loss Per Common Share - Basic loss per share is computed by dividing net loss for the period by weighted-average number of common shares outstanding. The nonvested common shares issued as employee compensation are excluded from the calculation of basic loss per share. Diluted loss per share reflects dilutive potential common shares outstanding during the period. At March 31, 2007, 5,593,500 nonvested shares of common stock and 4,500,000 shares of common stock issuable upon conversion of notes payable were excluded from the calculation of diluted loss per share.

Note 2.	Summary of Changes in Significant Accounting Policies

Recently Enacted Accounting Standards - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Accordingly, the Company will adopt SFAS 157 in 2008. The Company is currently evaluating the impact of SFAS 157 on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No.108 (SAB 108). SAB 108 considers the effects of prior year misstatements when quantifying misstatements in current year financial statements. It is effective for fiscal years ending after November 15, 2006. Accordingly, the Company adopted SAB 108 during the fourth quarter of 2006. The Company did not have a material impact on its consolidated financial statements from the adoption of SAB 108.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires financial statement recognition of the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position. The Company adopted FIN 48 on January 1, 2007 and its adoption did not have any effect on the consolidated financial statements.

Hybrid Financial Instruments - In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments -- an amendment of FASB Statements No. 133 and 140. SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 became effective for the Company on January 1, 2007 and did not have any effect on the consolidated financial statements.

Registration Payment Arrangements - On January 1, 2007, the Company adopted FASB Staff Position (FSP) EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP 00-19-2”). Under FSP 00-19-2 and Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”), a registration payment arrangement is an arrangement where (a) the Company endeavors to file a registration statement for certain securities with the SEC and have the registration statement declared effective within a certain time period; or (b) the Company will endeavor to keep a registration statement effective for a specified period of time; and (c) transfer of consideration is required if the Company fails to meet those requirements. When the Company issues an instrument with these registration payment requirements, the Company estimates the amount of consideration that is likely to be paid out under the agreement and offsets the amount of the liability against the proceeds of the instrument issued. The estimate is re-evaluated at the end of each reporting period, with any changes recorded as a registration penalty in the statements of operations.

Note 3.	Acquisition of Tylerstone

On February 14, 2007, nCoat consummated a Share Exchange Agreement with Tylerstone Ventures Corporation (Tylerstone) whereby Tylerstone acquired all of the outstanding common stock of nCoat in exchange for the issuance of 50,840,000 shares of Tylerstone common stock. Tylerstone had 37,200,000 shares of common stock outstanding on February 14, 2007. Tylerstone’s only significant asset at February 14, 2007 was $2,250,000 of notes receivable from nCoat which were offset by $2,250,000 of convertible debentures payable to a third party. The reverse acquisition of Tylerstone by nCoat was recognized by nCoat as the conversion of the $2,250,000 of notes payable to Tylerstone into the convertible debentures and the constructive issuance of the 37,200,000 shares of common stock of Tylerstone that remained outstanding for no consideration.

Note 4.	Notes Payable

Revolving Credit Loan Agreements - The Company has a $200,000 revolving credit loan agreement with a bank. The related promissory note bears interest on the outstanding balance at the bank’s prime rate plus 1%, which was equal to 9.25% at March 31, 2007. The revolving credit agreement matured on February 7, 2007. The Company and the bank have agreed to retire the note through the remittance of 20% of collected accounts receivable. The balance due under the note payable was $195,720 at March 31, 2007 and December 31, 2006. The note payable is secured by assets of the Company.

Convertible Debentures - Through December 31, 2006, the Company borrowed $1,750,000 and through February 14, 2007, the Company borrowed an additional $500,000 from Tylerstone under the terms of a $3,500,000 revolving line of credit agreement. The related promissory note bore interest on the outstanding balance at 0.5% over prime, which was equal to 8.75% at February 14, 2007. Upon the reorganization of nCoat into Tylerstone on February 14, 2007, the amounts due under the revolving credit line with Tylerstone were in substance converted into $2,250,000 of convertible debentures payable to a third party (the “debenture holder”). The convertible debentures bear interest at prime plus 0.5% (8.75% at March 31, 2007) and mature from October 23, 2007 to November 28, 2007. Principal and accrued interest under the debentures are convertible, from the date of issuance, into common stock at $0.50 per share.

Management has determined the fair value of the common stock based on a third-party valuation of the Company’s common stock, an assessment of estimated future cash flows and the market value and discounted market value of the Company’s common stock for a short period of time after February 14, 2007. Based upon management’s assessment of the fair value of the Company’s common stock of $0.129 per share on the dates the convertible debentures were assumed, the debenture holder did not receive a beneficial conversion option. This conclusion is based on the fair value of the common stock into which the debentures are convertible of $580,500 being less than the $2,250,000 face amount of the convertible debentures.

In connection with the issuance of the debentures, the Company granted registration rights to the debenture holder, which required the Company to file a registration statement by April 15, 2007 registering the resale of the shares issuable upon conversion of the debentures and to use reasonable, commercial, best efforts to have the registration statement declared effective within 90 days thereafter. The debenture holders have consented to waive this registration requirement providing the Company include the shares issuable upon conversion in the next subsequent registration of the Company’s shares

Loans Payable - As part of a facility lease agreement, the Company financed leasehold improvements through the lessee. Loans of $283,203 were incurred and under the terms of the agreement the loans bear interest at 1% over prime, 9.25% at March 31, 2007. According to the terms of the lease agreement, the Company is required to make equal monthly payments, plus interest, through May 1, 2007 when a balloon payment of $264,792 was due. Prior to the maturity date the Company entered into dialog with the holder to extend then note with regular principal and interest payments until full repayment results; however, the terms of the note have not been modified.

Note and Warrant Financing Agreement - On September 28, 2005, nCoat, Inc. received $3,000,000 of proceeds from the issuance of a promissory note payable to a Family Trust along with warrants to purchase 3,740,000 shares of common stock for $170. Interest on the note accrues at 18% per annum and was payable in quarterly payments of $135,000 through September 30, 2006 when principal and unpaid accrued interest were due. Effective September 30, 2006, the parties agreed to extend the maturity date of the note and the payment of any accrued interest until March 31, 2007. The Company agreed to pay the Family Trust a fee of $200,000, due at the note’s maturity. The fee was recognized as interest expense on the date of the extension. The note is secured by 7,333,333 shares of common stock of nCoat, Inc. held by companies owned by officers and directors of nCoat, Inc. The Family Trust is presently extending repayment of the note until such time as the Company may raise additional financing.  The Company has agreed to increase the interest of this note to 36% to compensate the holder for the extension until paid.

The warrants were exercisable on the earlier of September 28, 2008, the date the Company closes an initial public offering of its common stock, or ten days preceding the date of a reorganization, merger or sale of substantially all of the assets of the Company and expired on December 31, 2010. The warrants were exercised by the Family Trust immediately prior to the February 14, 2007 reorganization of nCoat into Tylerstone.

Notes payable at March 31, 2007 and December 31, 2006 are summarized as follows:

	March 31,	December 31,
	2007	2006

$200,000 Revolving credit line payable to a bank; bearing interest at bank's prime rate plus 1.0% (9.25% at March 31, 2006); due February 7, 2007	$195,720	$195,720
Convertible debentures bearing interest at 0.5% over prime (8.75% at March 31, 2007)	2,250,000	1,750,000
Note payable; bearing interest at 36%	3,000,000	3,000,000
Note payable, bearing interest at prime plus 1.0% (9.25% at March 31, 2006); due March 2011	230,000	230,000
Note payable; bearing interest at prime plus 1.0% (9.25% at March 31, 2006); due May 1, 2007	283,203	283,203
Note Payable - bearing interest at 8.35%, payments due through November 7, 2007	66,158	-
Notes payable to a bank; secured by equipment; bearing interest at 6.75% to 7.75%; payments due through 2010	16,507	-
Notes payable to a bank; secured by equipment; bearing interest at 6.75% to 7.75%; payments due through 2010	63,602	67,007
Total Notes Payable	6,105,190	5,525,930
Less: Current portion	5,826,628	5,305,021
Long-Term Notes Payable	$278,562	$220,909

Note 5.	Stock Compensation Plan

On February 2, 2007, the Company issued 6,715,590 shares of common stock and 5,593,500 shares of nonvested common stock to employees and consultants as compensation. The nonvested shares vest over periods ranging from one to four years. If an employee terminates employment with the Company prior to the shares vesting, the nonvested portion of the shares will be forfeited and returned to the Company. The nonvested shares are being held in an escrow by a third party. Compensation related to the 6,715,590 vested common shares issued was $866,311, or $0.129 per share. Based on management’s current estimate of forfeitures, 5,496,232 nonvested shares are expected to vest and have been valued at $709,014, or $0.129 per share, based on management’s assessment of the fair value of the Company’s common stock on February 2, 2007. Actual compensation expense will be based on the number of shares that actually vest. That expense is expected to be recognized over the four-year period the shares will vest, which is expected to be over a weighted-average period 2.0 years from March 31, 2007. For the period ending March 31, 2007 the Company recognized $929,230 of compensation expense from the vested and nonvested shares issued.

Note 6.	Common Stock

In addition to shares issued as part of the stock compensation plan on February 2, 2007, 1,130,910 shares of common stock were issued to a shareholder that was issued 5,666,668 shares of common stock for $1,500,000 in June 2006. The additional shares were issued to increase the number of shares issued for the original cash consideration and has been recorded during February 2007 for no additional consideration. On February 14, 2007, 3,740,000 shares of common stock were issued upon the exercise of warrants for $170. On March 23, 2007, the Company issued 880,400 shares of common stock to an investment banker for its services in facilitating a debt or equity offering. The shares were valued at $113,572, or $0.129 per share, and have been reflected in the accompanying condensed consolidated balance sheet as deferred loan costs at March 31, 2007.

Note 7.	Commitments and Contingencies

The Company is from time to time a party to certain legal proceedings arising in the ordinary course of business. Although outcomes cannot be predicted with certainty, the Company does not believe that any legal proceeding to which it is a party will have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

On March 23, 2007, the Company entered into an agreement with an investment banker whereby the investment banker would use its best efforts to raise debt or equity capital for the Company. Prior to executing the agreement and during February 2007, the Company received $700,000 from third-party investors as a result of the investment banker’s efforts. The terms of the investments have not been established between the investors and the Company. Accordingly, the proceeds have been reflected in the accompanying condensed consolidated balance sheet as a current liability at March 31, 2007.

Note 8.	Related Party Transactions

The Company leases office space, telephone and computer equipment and purchases long distance telephone service from an entity owned by an officer and director of the Company. In 2006, this entity was reimbursed for funds advanced related to the formation of the Company and the acquisitions of HPC. Payments were $13,489 and $42,549, including expense reimbursements, respectively, for periods ended March 31, 2007 and March 31, 2006.

During the period ending March 31, 2006, certain officers and key employees of the Company received consulting fees in lieu of, or in addition to, their annual salary. Effective December 2006, this consulting group became full time employees of the Company. Payments for the periods ended March 31, 2006 totaled $183,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report on Form10-Q.

This management’s discussion and analysis, as well as other sections of this report on Form10-Q, may contain “forward-looking statements” that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, forecasts, or assumptions. Any statement that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “ project,” “expect,” “intend,” “may,” “anticipate,” “plans,” “seeks,” and similar expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties include, but are not limited to uncertainties discussed in filings made with the Securities and Exchange Commission. nCoat disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

On February 3, 2007, Tylerstone Ventures Corporation (“Tylerstone”) entered into Share Exchange Agreement (the “Agreement”) with nCoat Automotive, Inc. (“nCoat Auto”) for the purpose of acquiring all of the issued and outstanding shares of common stock of nCoat Auto, par value $0.001 per share (“nCoat Auto Common Stock”), in exchange for new shares of the Company’s common stock, par value $0.0001 per share (“Company Common Stock”).

On February 14, 2007, the parties to the Agreement completed the final steps of that Agreement (the “Closing”) as contemplated by the Agreement. Pursuant to the terms of the Agreement, the Company acquired 11,554,545 shares of nCoat Auto Common Stock from all shareholders of nCoat Auto which represented 100.0% of the issued and outstanding shares of nCoat Auto Common Stock, in exchange for 2,542,000 pre-spilt shares of Company Common Stock, which represents 57.75% of the issued and outstanding shares of Company Common Stock. As a part of the Agreement, existing shareholders of the Company returned and the Company cancelled 750,000 outstanding pre-spilt shares of Company Common Stock for no consideration. Within a few days of the formal closing, the Company’s forward 20:1 split of the Common Stock was recognized by NASDQ

In connection with the Closing, Tylerstone changed its name to nCoat, Inc. As used in this report, the terms, “nCoat,” “Company,” and “Registrant” means nCoat, Inc., and its subsidiaries, taken as a whole, unless the context indicates otherwise. The historical financial information contained herein, prior to the Closing refers to the historical financial information of the original nCoat, Inc (“nCoat Auto”).

Background and History of nCoat Auto and its Operating Subsidiaries and Affiliates

Following the Closing, the Company changed its operations to those of nCoat Auto. As such, the discussions of the business of the Company in this Report include the new business focus as described below. Although the Company still holds title to the mineral claim in which it was previously undertaking its pre-exploration process, the Company has suspended its previous business activities and has determined that it is in the best interest of the Company to give up all rights to the mining claims.

nCoat specializes in nanotechnology research, licensing, and the commercialization, distribution and application of nano-formulated, as well as traditional, surface coatings. The Company’s specialized coatings are used by the automotive, diesel engine, trucking, recreational vehicle, motorcycle, aerospace and oil and gas industries for heat management, corrosion resistance, friction reduction, bond strength and appearance. Operations are headquartered in Whitsett, North Carolina, along with the Company’s largest production facility. In addition, the Company maintains satellite production facilities in Oklahoma City, Oklahoma, Chandler, Arizona and Bluffdale, Utah. As previously reported by the Company, it has historically had franchise agreements in France, New Zealand and Australia under which the Company has sold a minimal volume of its coatings to the franchisees. As of the date of this report, the franchise agreements in Australia had been terminated either by the expiration of the original term of the franchise agreement or due to the closure of the franchisee’s business there. The Company is evaluating restructuring the relationships with the operations in New Zealand and France.

The original nCoat, Inc, (nCoat Auto), operated as an unincorporated association from September 25, 2004, until January 2005 when it was incorporated in Delaware. nCoat Auto was a development stage enterprise until it completed the acquisition of High Performance Coatings, Inc. (HPC) in September 30, 2005. In May 2006, nCoat Auto formed nTech, Inc. (“nTech”), a Delaware corporation that is a wholly-owned subsidiary, designated to develop and hold proprietary intellectual property for the group.

Since inception, nCoat Auto has focused its resources on the following areas, which have become the focus of the Company following the Closing:

1) Develop proprietary nanotechnology coatings formulations into commercially viable nano-formulated coatings and materials products.

2) Design, develop and hold proprietary intellectual property. The Company has formed nTech, Inc., (“nTech), a wholly-owned subsidiary of nCoat, to implement the Company’s business plan in the area of research and new product development.

3) Fund the acquisitions of profitable high performance coatings (surface treatment) companies in a highly fragmented cottage industry and to provide operating and expansion capital for growth of those acquisitions.

4) Exploit the opportunities for organic growth in the Company’s first acquisition, High Performance Coatings, Inc. (“HPC”) and in all future acquisitions.

5) Build a corporate infrastructure for the management of all companies, interests, and stock held by nCoat, including preparation of all accounting and finance, operations, information, marketing, sales, human resource, management and other systems and process to support transition and integration of an aggressive acquisition strategy

6) Create competitive diversification by incorporating a “distributed” production model into the specialty coatings industry that is currently rare in the high performance coatings arena.

7) Create competitive diversification by incorporating a “licensing” model into the Company's business plans. This licensing will allow nCoat to provide other applicators with its coatings.

8) nCoat will operate nTech and High Performance Coatings, Inc., and other future acquisitions to develop, integrate and sell commercially viable proprietary nano-formulated and traditional coatings products.

In preparation for achieving rapid growth through acquisitions and internal growth of existing operating entities, nCoat Auto had an abnormally high level of one-time expense and capital expenditures in 2006. It added facilities, personnel, systems and processes to support business growth and acquisition activities. Details of these expenses are discussed below.

In September 2005, the Company acquired HPC, a 23-year old Oklahoma company that has specialized in thermal barrier, corrosion resistant, lubritic and appearance high performance coatings for the motor sports and other industries. Building on these race car roots, nCoat Auto has expanded HPC’s market-base beyond coating specialized engines and exhaust systems, to include corporate accounts of manufacturers of commercial trucks, recreational vehicles, defense applications, motorcycles, aerospace components, aviation parts, oil and gas industry suppliers, energy producers and other sophisticated users, while continuing to provide coatings and services to the after-market customer.

nCoat’s management and science advisors and HPC’s management have determined that many of the coatings produced and used by the Company could be reformulated and patented into nano-formulated coatings, creating more efficient and effective coatings than currently produced by the industry. nTech has developed trade secret formulations using nano-scale particles to enhance the performance of its coatings. Currently, nCoat has applied for five patents on its newly nano-formulated coatings and processes which are unique and novel to the industry. nCoat has over 1,500 customers presently being served by over 130 employees.

Selling, general, and administrative expenses currently consist primarily of salaries and related benefits, travel, consulting and professional fees, depreciation and amortization, insurance, office and administrative expenses, and other expenses related to our operations.

Research and development expenses represent salaries, related benefits expense, depreciation of research equipment, consulting and contract services, expenses incurred for the design and testing of new processing methods, expenses for the development of sample and prototype products, and other expenses related to the research and development of nano coatings. Costs associated with research and development activities are expensed as incurred. We plan to enhance our competitive position by improving our existing technologies and developing advances in nano coating technologies. We believe that our research and development efforts will focus on the discovery of new products, the development of improved processing technology and the identification of new applications for our coatings.

The following discussion and analysis of our financial condition and results of operations focuses on the historical results of our continuing operations.

Results of Operations

Comparison of the three months ended March 31, 2007 and 2006

Total revenue increased to $1.3 million for the three months ended March 31, 2007, compared to $1.1million for the same period in 2006. First quarter 2007 revenues were enhanced by the Company’s growing customer base, resulting in 10% growth over the corresponding period in 2006. The Company acquired new OEM accounts, including major accounts in the diesel engine manufacturing and motorcycle industries. In addition, several OEM customers have increased their volume through our facilities. After a three year relationship with the Company, a major OEM diesel engine manufacturer, which from time to time represented as much as 20% of the Company’s revenue, consolidated their manufacturing operations to Europe. Due to this change, the cost of transporting parts to our facility caused the customer to discontinue using our coatings.

Cost of Sales.

Cost of sales as a percentage of sales increased to 106.1% for the quarter ended March 31, 2007 compared to 82.0% for the same period in 2006. The Company experience abnormally high costs and continues to feel the effects from opening its new production facility in North Carolina and from moving the “H Series” and “S Series” OEM accounts from the HPC Utah facility to the North Carolina facility and re-tooling the Utah facility to meeting production requirements for high volume “E-Series. The increased cost of sales as a percentage sales can be attributed to the higher cost associated with the usual and customary costs related to the start-up of a new facility.

General and Administrative Expenses.

General and Administrative expenses for the quarter ended March 31, 2007 increased to 176.4% of sales compared to 98.7% for the same period in 2006. The expense recorded to reflect the grant of 6,715,590 shares of common stock and 5,965,000 shares of nonvested common stock to employees during the current quarter was $929,230, The 2007 increase over the same period in 2006 reflects costs related to creating a public company, the costs of nCoat, the parent company which reflect the costs related to the infrastructure created to support the aggressive acquisition and growth plan for the Company.
Sales and Marketing Expense

Sales and marketing expense for the quarter ended March 31, 2007 increased by approximately $62,000 and increased to 30.0% of sales from 27.4% for the same period in 2006. This increase is attributable to salaries and fringe benefits for additional sales force.

Interest Expense.

Interest expense increased from $135,980 to $231,312 due to increased borrowing during the year.

Earnings per Share.

As a result of the merger transaction discussed in the filing, the number of outstanding shares has increased to 88,920,400 and the weighted average shares have increased from 6,362,121 to 59,177,708.

The Company suffered losses of $2,890,647 and $1,383,255 and used $1,124,338 and $652,353 of cash in operating activities during the periods ended March 31, 2007 and March 31, 2006, respectively.

Financial Statements, One-Time Charges and Capital Expenditures

During the first quarter of 2007 the company continued to feel the effects of and experience higher costs related to preparing the Company for accelerated growth through acquisitions and organic internal growth of existing operating entities. In 2006 nCoat added facilities, personnel, systems and processes to support business growth and acquisition activities. These expenditures we discussed in the Company’s 8K filed on May 18, 2007. Areas where expenditures and one-time expenses impacted first quarter 2007 were:

1.	Facilities
a.
In the first quarter of 2007 the Company incurred additional expenses related to the development of the North Carolina plant. Tooling and prototyping for new accounts, aftermarket finishing equipment, staging and cleaning equipment were added.

.
b.
The Company transferred additional production of high volume “H Series” and “S Series” OEM accounts from the HPC Utah facility to the North Carolina facility. HPC continued to retool the Utah facility to meet production requirements for high volume “E-Series” production for new customers in the diesel engine trucking industry.

2.	Headquarters Relocation
a.
The Company has determined that moving corporate headquarters to North Carolina from Utah for nCoat, nTech and HPC was necessary for the rapid growth of all companies and the to better serve customer demands. This relocation began in 2006 and will continue through the first two quarters of 2007. Several key employees were relocated to North Carolina and new offices were established at the North Carolina production facilities.

3.	Personnel
a.
The Company hired personnel in 2006 to ramp production, prepare for acquisition, transition and integration and to prepare for registration with the Securities and Exchange Commission. Through the first quarter of 2007, personnel focused on completion of Standard Operating Procedure documentation, preparation of IS, accounting, human resource, production, communications, mixing and blending, strategic finance and other systems to accommodate rapid growth from internal and acquisition growth. Some additional expenses to support this preparation were taken in the quarter.

4.	Public Company Preparation
a.
In the first quarter of 2007 one-time expenses were incurred in connection with preparation for merger with a publicly traded entity. Additional expenses were taken to close the shell acquisition transaction and affect the merger, prepare for application for public trading, meet SEC requirements, hire trading support entities and launce the public trading of the newly acquired shell. Expenses include:

i.	Legal
ii.	Accounting, review and audit
iii.	Contracts with transfer agent
iv.	Printing and delivery of original stock certificates
v.	Retention and compensation of investment banking firm
vi.	Public filings

5.	Research and Development
a.
In 2006 the Company realized research and development expenses nearly double the expected future research and development burden. Over 20% of 2006 revenue was spent to complete initial formulations of nano-formulated coatings, complete testing and commercialize the coatings with multiple customers. Research Development in 2007 will be focused on further develop of new coatings, exploring the viability of exclusively licensing non proprietary coatings, prototyping and testing new coatings for customer parts and exploring new patents for further coating development

6.	Non-recurring Marketing and Sales Costs
a.
Marketing and sales set-up costs were realized in 2006 to establish systems and process to capture and track data and develop collateral materials and an internet presence for business development. 2007 expenses include development of sample materials demonstrating the efficacy of nCoat proprietary coatings, documentation supporting rapid account sigh-up and terms of business and market research to target key prospects.

7.	Financing
a.
The Company realized one-time expenses in 2006 for financing the purchase of HPC. Amortization expenses and note extension fees were included in interest expenses. 2007 expenses include fees relating to engaging advisors to assist the Company in future financings and expenses related to creating the strategic relationships necessary to successfully execute the business plan.

Liquidity and Capital Resources

There is limited historical financial information about the Company upon which to base an evaluation of its performance.. In September of 2005, the Company purchased High Performance Coatings, Inc. (HPC), an operational coatings company which is responsible for the majority of the nCoat-consolidated revenues. The Company also created in 2006 an intellectual property and development group, nTech, Inc. (nTech).

The Company’s continued existence and plans for future growth depend on its ability to obtain the capital necessary, either through the issuance of additional debt or equity instruments, to operate until the profitability occurs through the generation of revenue. The Company will need to raise this capital to fund both the normal operating costs and expansion efforts. If the Company is not able to generate sufficient revenues and cash flows or obtain the necessary funding, it will be unable to continue as a going concern. As disclosed in the May 17, 2007 report of the independent auditors related to the Company’s financial statements for the fiscal year ended December 31, 2006, its recurring losses and negative cash flows from operations raises substantial doubt about the Company’s ability to continue as a going concern. Cash used for operating activities was $1,124,338 million for the three months ended March 31, 2007. The Company’s working capital deficiency as at March 31, 2007 is $9,623,195 with accumulated losses from the date of inception of $11,276,381. The Company entered into a share exchange agreement with Tylerstone in February 2007; has engaged an investment banking firm to assist in raising new capital; has increased operating activities focused on the marketing of the Company’s products and has been negotiating sales agreements all to enable the Company to generate sufficient cash flow for the Company to continue as a going concern. If the Company does not receive sufficient funds to settle amounts owed to creditors and pay future expenses, there is the possibility that the Company would be unable to continue.

At March 31, 2007, the Company had assets of $6,165,493, and liabilities of $11,122,917. Amounts owed to related parties have no specific terms of repayment and bear no interest. Prior to the merger with Tylerstone, the Company entered into a funding arrangement with Tylerstone for debenture-based financing to support the Company’s requirements. At March 31, 2007, the Company used $2,250,000 of these funds. Terms of the debentures call for interest at one-half percent over Wall Street Journal prime.

Off Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include operating leases for it production facilities and office space.

Item 3 - Controls and Procedures

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of its disclosure controls and procedures (as defined by Rules13a — 15(e)and 15d-15(e)under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. There has been no change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

Item 1A - Risk Factors

There have been no material changes to the risk factors that are included in our 8-K for filed on May 18, 2007 with the Company’s audited financial statements for the year ended December 31, 2006.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

As reported by the Company in a report and filed with the SEC on November 3, 2006 and a second report filed on January 17, 2007, certain Convertible Debentures, in the aggregate amount of $2,250,000 were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder. In addition to those reported debentures, the Company has received $700,000 in funds to be classified as of the date of this report as a liability for subscription for securities which will also be issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Item 5 - Other Information

There were no matters required to be disclosed in a current report on Form 8-K during the fiscal quarter covered by this report that were not so disclosed.

Item 6 - Exhibits

The following documents are filed as an exhibit to this Report:

Exhibit Number	Description of Document
31.1	Certification of the Chairman and Chief Executive Officer, Paul Clayson, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, James Dodd, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chairman and Chief Executive Officer, Paul Clayson, as required by Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, James Dodd, as required by Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

nCoat, Inc
(Registrant)

Date: May 21, 2007	/s/ Paul Clayson
Paul Clayson
Chief Executive Officer
(Principal Executive Officer)

Date: May 21, 2007	/s/ James C. Dodd
James C. Dodd
Chief Financial Officer
(Principal Financial and Accounting Officer)