Form 10QSB
period 2007-06-30
nCoat, Inc.
filed 2007-08-20
CIK 1157443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission File No. 001-31332

nCoat, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	98-0375406
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7237 Pace Dr.
PO Box 38
Whitsett, NC 27677-9118

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
Yes ☐  No   ☒

As of August 20, 2007, there were 94,864,236 shares of the registrant’s common stock, $0.0001 par value, outstanding.

nCoat, Inc.
FORM 10-QSB
FOR THE QUARTER ENDED June 30, 2007

FORWARD-LOOKING INFORMATION

Statements in this report concerning the future sales, expenses, profitability, financial resources, product mix, market demand, product development and other statements concerning the future results of operations, financial condition and business of nCoat, Inc., are “forward-looking” statements as defined in the Securities Act of 1933 and Securities Exchange Act of 1934. Investors are cautioned that the Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including competition, need for increased acceptance of products, ability to continue to develop and extend our brand identity, ability to anticipate and adapt to a competitive market, ability to effectively manage rapidly expanding operations, amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure, ability to provide superior customer service thereon , dependence upon key personnel and the like. The Company’s most recent filings with the Securities and Exchange Commission, including reports on Form 8-K, contain additional information concerning many of these risk factors, and copies of these filings are available from the Company upon request and without charge. The Company disclaims any obligation or intention to update any forward looking statement in this report.

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

nCoat, Inc.

PART I

FINANCIAL INFORMATION
Item 1 – Financial Statements

NCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current Assets
Cash	$837,572	$63,437
Trade receivables, net	1,243,429	964,281
Security subscription receivable	228,544	-
Inventory	244,112	88,965
Other current assets	181,694	7,852
Deferred income tax assets	45,769	222,501
Total Current Assets	2,781,120	1,347,036
Property and Equipment, net	2,509,252	1,649,491
Deferred Loan Costs, net	948,681	-
Intangible Assets, net	8,366,621	3,231,042

Total Assets	$14,605,674	$6,227,569

LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$2,513,517	$1,383,629
Accrued liabilities	742,336	1,102,458
Accrued income taxes	108,975
Current portion of notes payable	1,438,394	5,305,021
Accrued consulting obligation	500,000	500,000
Current portion of obligations under capital leases	136,475	130,895
Total Current Liabilities	5,439,697	8,422,003
Long-Term Liabilities
Notes payable, net of current portion	807,603	220,909
Obligations under capital leases , net of current portion	403,119	471,905
Deferred income taxes	45,769	222,501
Total Long-Term Liabilities	1,256,491	915,315
Stockholders' Equity (Deficit)
Common stock - $0.0001 par value; 500,000,000 shares authorized; 94,863,236 shares and 33,660,000 shares outstanding, respectively	9,486	3,366
Additional paid-in capital	21,472,390	5,272,619
Accumulated deficit	(13,572,390)	(8,385,734)
Total Stockholders' Equity (Deficit)	7,909,486	(3,109,749)

Total Liabilities and Stockholders' Equity (Deficit)	$14,605,674	$6,227,569

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Sales	1,337,568	$1,839,871	$2,588,251	$2,978,904
Cost of Goods Sold	1,012,410	1,369,061	2,256,388	2,302,964
Gross Profit (Loss)	325,158	470,810	331,863	675,940
General and Administrative Expense	1,766,010	936,240	4,258,832	1,598,325
Sales and Marketing Expenses	124,242	311,305	296,174	572,676
Loss from Operations	(1,565,094)	(776,735)	(4,223,143)	(1,495,061)
Interest Expense	732,327	141,716	963,513	279,992
Other Expense	-	7,690	-	20,549
Net Loss	$(2,297,421)	$(926,141)	$(5,186,656)	$(1,795,602)

Basic and Diluted Loss per Share	$(0.03)	$(0.03)	$(0.07)	$(0.06)

Basic and Diluted Weighted-Average Shares Outstanding	87,044,269	29,006,047	73,222,808	28,502,487

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
For the Six Months Ended June 30, 2007
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2006	33,660,000	$3,366	$5,272,619	$(8,385,734)	$(3,109,749)

Shares issued to investor	1,130,910	113	(113)	-	-

Shares issued to employees and consultants as compensation	12,784,090	1,278	1,070,304	-	1,071,582

Shares issued for the exercise of warrants	3,740,000	374	(204)	-	170

Shares issued to the former shareholders of Tylerstone Ventures Corporation	37,200,000	3,720	(3,720)	-	-

Shares issued as compensation for services	880,400	88	113,484	-	113,572

Shares issued upon conversion of debentures	4,135,503	414	2,067,338	-	2,067,752

Warrants issued with convertible debt			5,656,056		5,656,056

Amount attributable to beneficial debt conversion rights			5,391,985		5,391,985

Placement agent Warrants			998,108		998,108

Shares issued in acquisition of MCC, Inc.	1,333,333	133	906,533		906,666

Net loss	-	-	-	(5,186,656)	(5,186,656)
Balance - June 30, 2007	$94,864,236	$9,486	$21,472,390	$(13,572,390)	$7,909,486

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Six Months Ended June 30,	2007	2006
Cash Flows From Operating Activities
Net loss	$(5,186,656)	$(1,795,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	223,061	36,400
Amortization of intangible assets	256,350	-
Amortization of discount on notes payable and deferred loan costs	382,139	-
Compensation expense paid by issuance of common stock	1,071,582	-
Changes in assets and liabilities, net of effects from purchase of MCC, Inc.:
Accounts receivable	126,595	(434,430)
Inventory	(35,078)	63,093
Other current assets	(17,201)	23,173
Accounts payable	896,385	334,500
Accrued liabilities	(476,743)	16,600
Net Cash Used in Operating Activities	(2,759,566)	(1,756,266)
Cash Flows From Investing Activities
Payment for the purchase of property and equipment	-	(179,541)
Payment for purchase MCC, Inc., net of cash acquired	(4,931,220)	-
Net Cash Used in Investing Activities	(4,931,220)	(179,541)
Cash Flows From Financing Activities
Proceeds from issuance of notes payable, net of loan costs paid	5,102,010	56,534
Proceeds from issuance of warrants, net of offering costs paid	6,654,164	-
Proceeds from issuance of common stock	170	1,500,000
Principal payments on notes payable	(3,228,217)	-
Principal payments under capital lease obligations	(63,206)	-
Net Cash Provided by Financing Activities	8,464,921	1,556,534
Net Increase (Decrease) in Cash	774,135	(379,273)
Cash at Beginning of Period	63,437	874,319
Cash at End of Period	$837,572	$495,046

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$887,980	$279,992

Supplemental Schedule of Noncash Investing and Financing Activities
In connection with the acquisition of MCC, Inc., liabilities were assumed as follows:
Fair value of assets acquired	$7,142,826	$-
Cash paid	(5,000,000)	-
Common stock issued	(906,666)	-
Liabilities assumed	$1,236,160	$-

Notes payable issued for the purchase of equipment and insurance	$83,158	$-
Capital lease obligation incurred for the lease of equipment	-	658,717
Common stock issued upon conversion of notes payable and accrued interest	2,067,752	-
Common stock issued for services of convertible debenture placement agent recognized as deferred loan costs	113,572	-

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCOAT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

(Unaudited)

Note 1. Basis of Presentation and Description of Business

Interim Financial Statements - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements included in the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2007. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2007.

Nature of Operations - nCoat, Inc. and its subsidiaries specialize in nanotechnology research, licensing, and the commercialization, distribution and application of nano as well as multiple non-nano surface coatings. The Company’s specialized coatings are used by the automotive, diesel engine, trucking, recreational vehicle, motorcycle, aerospace and oil and gas industries for heat management, corrosion resistance, friction reduction, bond strength and appearance.  Corporate offices and operations headquarters are located in Whitsett, North Carolina and application operations are conducted at production facilities located in Bluffdale, Utah; Chandler, Arizona; Oklahoma City, Oklahoma; Pascagoula, Mississippi; Quaker Town, Pennsylvania; Tempe, Arizona; and Whitsett, North Carolina.

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

On June 29, 2007, nCoat, Inc. acquired of all the capital stock of MCC, Inc. (Metallic Ceramic Coatings, Inc., or "MCCI"), doing business in the marketplace under the brand of JET-HOT® Coatings. The results of MCCI’s operations will be included in the consolidated financial statements of the Company from June 29, 2007.

The accompanying consolidated financial statements include the operations, accounts and transactions of nCoat, Inc., from February 14, 2007; of nCoat Automotive Group, Inc., for all periods presented; and of High Performance Coatings, Inc., nTech, Inc., and MCCI from the dates of their acquisition or formation, which entities for those periods are collectively referred to herein as the “Company” or “nCoat”. All intercompany transactions and balances have been eliminated in consolidation.

Business Condition– The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred losses of $5,186,656 and $1,795,602 and used $2,759,566 and $1,756,266 of cash in operating activities during the six months ended June 30, 2007 and 2006, respectively.  The Company has experienced losses from operations since inception and has an accumulated deficit of $13,572,390 as of June 30, 2007. At June 30, 2007, the Company had a working capital deficiency of $2,658,577. Based on current operations, cash flows from operations will likely be negative throughout calendar year 2007. As of June 30, 2007, the Company’s principal sources of liquidity were approximately $838,000 of cash, $1,243,000 of trade accounts receivable and security subscription receivable of $228,000. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

These losses from operations and negative cash flows occurred while the Company was developing, and the Company continues to develop, and commercialize products utilizing a new and unique technology, opening a new facility, relocating its corporate headquarters and the installation of an infrastructure to support the Company’s plan for growth and development.  These factors have placed a significant strain on the financial resources of the Company.  The ability of the Company to overcome these challenges depends on its ability to reduce its operating costs, generate higher revenue and achieve positive cash flows from operations and continued sources of debt and equity financing.

Capital requirements during the next twelve months will depend on numerous factors, including the successful integration of an acquired business into our existing operations, the success of our new and current product lines, obtaining new customers for our products, the development of new applications for our products, and the availability of resources to develop and support of our products.  Specifically, it is anticipated that, in addition to the funds raised in a recent financing, we could need approximately $3 million over the next twelve months to pursue our current operating plan.  The actual amount is dependent on our success in achieving the goals mentioned above.  Management believes that actions we have taken and are presently taking will provide the opportunity to continue as a going concern. These actions include engaging an investment banking firm to assist in raising capital, converting existing debt to equity, raising new capital in the form of Series A and B Convertible Promissory Notes, acquiring of a major competitor, focused marketing of the Company’s products, and negotiating sales agreements with plans that these agreements will enable the Company to generate sufficient cash flow for the Company to continue as a going concern. The timing of such fundraising efforts will depend on the extent to which we are able to increase revenues and the success of the investment banking firm and the Company in attracting new investment. We evaluate our working capital needs and operating plan assumptions regularly to determine whether adjustments to our cash and liquidity outlook are warranted, and we also review potential sources of financing on an ongoing basis. However, adequate funds may not be available when needed, and if we raise additional funds by issuing equity securities, existing stockholders may be subject to dilution. Furthermore, the failure to obtain additional working capital, if needed, could prevent the Company from achieving its business objectives.

Loss Per Common Share– Basic loss per share is computed by dividing net loss for the period by the weighted-average number of common shares outstanding. The nonvested common shares issued as employee compensation are excluded from the calculation of basic loss per share. Diluted loss per share reflects dilutive potential common shares outstanding during the period. During the three and six months ended June 30 2007, the following anti-dilutive potential common share were excluded from the calculation of diluted loss per share: 5,910,500 nonvested shares of common stock; 32,625,000 shares of common stock issuable upon conversion of notes payable; 32,156,250 shares of common stock issuable upon the exercise of warrants.  During the three and six months ended June 30, 2006, 3,740,000 shares of common stock issuable upon exercise of warrants were anti-dilutive and were excluded from the calculation of diluted loss per share.

Note 2. Summary of Changes in Significant Accounting Policies

Recently Enacted Accounting Standards– In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Accordingly, the Company will adopt SFAS 157 in 2008. The Company is currently evaluating the impact of SFAS 157 on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No.108 (“SAB 108”).  SAB 108 considers the effects of prior year misstatements when quantifying misstatements in current year financial statements.  It is effective for fiscal years ending after November 15, 2006. Accordingly, the Company adopted SAB 108 during the fourth quarter of 2006. The Company did not experience a material impact on its consolidated financial statements from the adoption of SAB 108.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires financial statement recognition of the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position. The Company adopted FIN 48 on January 1, 2007, and its adoption had no effect on the consolidated financial statements.

Hybrid Financial Instruments– In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments -- an amendment of FASB Statements No. 133 and 140. SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.  SFAS No. 155 became effective for the Company on January 1, 2007 and did not have any effect on the consolidated financial statements.

Registration Payment Arrangements– On January 1, 2007, the Company adopted FASB Staff Position (FSP) EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP 00-19-2”). Under FSP 00-19-2 and Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”), a registration payment arrangement is an arrangement where (a) the Company endeavors to file a registration statement for certain securities with the SEC and have the registration statement declared effective within a certain time period; or (b) the Company will endeavor to keep a registration statement effective for a specified period of time; and (c) transfer of consideration is required if the Company fails to meet those requirements. When the Company issues an instrument with these registration payment requirements, the Company estimates the amount of consideration that is likely to be paid out under the agreement and offsets the amount of the liability against the proceeds of the instrument issued. The estimate is re-evaluated at the end of each reporting period, with any changes recorded as a registration penalty in the statements of operations.

Note 3.  Acquisition of Tylerstone

On February 14, 2007, nCoat consummated a Share Exchange Agreement with Tylerstone Ventures Corporation (“Tylerstone”) whereby Tylerstone acquired all of the outstanding common stock of nCoat in exchange for the issuance of 50,840,000 shares of Tylerstone common stock. Tylerstone had 37,200,000 shares of common stock outstanding on February 14, 2007. Tylerstone’s only significant asset at February 14, 2007, was $2,250,000 of notes receivable from nCoat, which were offset by $2,250,000 of convertible debentures payable to a third party. The reverse acquisition of Tylerstone by nCoat was recognized by nCoat as the conversion of the $2,250,000 of notes payable to Tylerstone into the convertible debentures and the constructive issuance of the 37,200,000 shares of common stock of Tylerstone that remained outstanding for no consideration.

Note 4.  Acquisition of MCC, Inc.

On June 29, 2007, nCoat, Inc., completed the acquisition of all the capital stock of MCC, Inc. ("MCCI"), doing business in the marketplace under the brand of JET-HOT® Coatings. MCCI provides high performance coatings of metal parts for industrial and personal use. The purchase consideration paid to the MCCI stockholders consisted of $5,000,000 in cash and the issuance of 1,333,333 shares of common stock. The common stock issued was placed into an escrow to be available to compensate the Company pursuant to the indemnification obligations of the MCCI stockholders as set forth in the related stock purchase agreement.  The escrow will terminate on the earlier of the date on which the escrow agent receives instructions to terminate the escrow from all of the shareholders and the Company, or the eighteenth month anniversary of the closing of the transaction.

The common stock issued was valued at $906,666, or $0.68 per share, based on the market value of the Company’s common stock on June 29, 2007. The total consideration paid to acquire MCCI of $5,906,666 was allocated to the assets and liabilities of MCCI based upon their fair values. The Company is in the process of obtaining third-party valuations of the intangible assets; thus the allocation of the purchase price is subject to refinement. The estimated fair values of the assets acquired and the liabilities assumed on the date of acquisition were as follows:

Current assets	$717,917
Property and equipment	1,016,664
Intangible and other assets	5,408,245
Total assets acquired	7,142,826
Current liabilities	(714,239)
Long-term liabilities	(521,921)
Total liabilities assumed	(1,236,160)
Net Assets Acquired	$5,906,666

The estimated fair value of the intangible assets consists of the trade name of $1,866,135, proprietary technology of $1,762,897 and the customer base of $1,762,897. The trade name is not subject to amortization; the proprietary technology and the customer base have weighted-average estimated useful lives of seven and six years, respectively, over which they are being amortized.

Note 5. Notes Payable

Revolving Credit Loan Agreements – The Company had a $200,000 revolving credit loan agreement with a bank.  The related promissory note accrued interest on the outstanding balance at the bank’s prime rate plus 1%. The balance of $195,720 was paid during the second quarter of 2007.

Convertible Debentures– Through December 31, 2006, the Company borrowed $1,750,000 and through February 14, 2007, the Company borrowed an additional $500,000 from Tylerstone under the terms of a $3,500,000 revolving line of credit agreement. The related promissory note bore interest on the outstanding balance at 0.5% over prime, (8.75% at February 14, 2007. Upon the reorganization of nCoat into Tylerstone on February 14, 2007, the amounts due under the revolving credit line with Tylerstone were in substance converted into $2,250,000 of convertible debentures payable to a third parties (the “debenture holders”). On May 14, 2007, the Company issued an additional $250,000 convertible debenture under the same terms. The convertible debentures bear interest at prime plus 0.5% (8.75% at June 30, 2007) and mature from October 23, 2007 through April 9, 2008. Principal and accrued interest under the debentures is convertible, from the date of issuance, into common stock at $0.50 per share.

Management determined the fair value of the common stock on February 14, 2007 based on a third-party valuation of the Company’s common stock, an assessment of estimated future cash flows and the market value and discounted market value of the Company’s common stock for a short period of time after February 14, 2007. Based upon management’s assessment of the fair value of the Company’s common stock of $0.129 per share on February 14, 2007, the debenture holders did not receive a beneficial conversion option. This conclusion is based on the fair value of the common stock into which the debentures are convertible of $580,500 being less than the $2,250,000 face amount of the convertible debentures. The $250,000 convertible debenture issued on May 14, 2007 resulted in that debenture holder receiving a beneficial conversion option of $155,000.  The Company is amortizing the resulting discount over the period from May 14, 2007 through April 9, 2008, which resulted in the recognition of $14,756 of interest expense during the three and six months ended June 30, 2007

In connection with the issuance of the debentures, the Company granted registration rights to the debenture holder, which required the Company to file a registration statement by April 15, 2007, registering the resale of the shares issuable upon conversion of the debentures and to use reasonable, commercial, best efforts to have the registration statement declared effective within 90 days thereafter. The debenture holder consented to waive this registration requirement provided that the Company included the shares issuable upon conversion in the next subsequent registration of the Company’s shares, which obligation was fulfilled by the Company.

Under the conversion terms of the convertible debentures, $2,000,000 of the convertible debentures and $67,752 of related accrued interest were converted into 4,135,503 shares of common stock at $0.50 per share during the second quarter of 2007.  At June 30, 2007, $500,000 of the debentures remains outstanding.

Loans Payable – As part of a facility lease agreement, the Company financed leasehold improvements through the lessor. Loans of $283,203 and $230,000 were incurred and under the terms of the agreement the loans bear interest at 1% over prime, or 9.25% at June 30, 2007.  The agreement requires the Company to make monthly payments, plus interest, through March 2011.  A balloon payment of $264,792 was due on May 1, 2007.  Prior to the due date of the balloon payment, the Company and the note holder agreed to modify the repayment terms of the balloon payment to payment upon demand. All other terms of the notes remained the same.

From March 30 through May 4 the Company borrowed $355,783 from a consultant to the Company and issued notes which are due on September 1, 2007 and bear interest at 5% per annum.

Note and Warrant Financing Agreement– On September 28, 2005, nCoat, Inc. received $3,000,000 of proceeds from the issuance of a promissory note payable to a Family Trust along with warrants to purchase 3,740,000 shares of common stock for $170. Interest on the note accrued at 18% per annum and was payable in quarterly payments of $135,000 through September 30, 2006 when principal and unpaid accrued interest were due. Effective September 30, 2006, the parties agreed to extend the maturity date of the note and the payment of any accrued interest until March 31, 2007. The Company agreed to pay the Family Trust a fee of $200,000, due at the note’s maturity. The fee was recognized as interest expense on the date of the extension. The note was secured by 7,333,333 shares of common stock of nCoat, Inc. held by companies owned by officers and directors of nCoat, Inc.  The Family Trust further extended the term for repayment of the note until such time as the Company raised additional financing and the Company agreed to increase the interest rate on this note to 36% per annum to compensate the holder for the extension. The $3,000,000 of principal on the promissory note, $477,286 of accrued interest and the $200,000 fee were paid on June 5, 2007.

The warrants were exercisable on the earlier of September 28, 2008, the date the Company closed an initial public offering of its common stock, or ten days preceding the date of a reorganization, merger or sale of substantially all of the assets of the Company and expired if not exercised on December 31, 2010. The warrants were exercised by the Family Trust immediately prior to the February 14, 2007, reorganization of nCoat into Tylerstone.

Series A and B 6% Convertible Promissory Notes– From May 25, 2007 through June 18, 2007 (primarily on May 31, 2007), the Company issued $9,000,000 of Series A 6% convertible promissory notes (the “Series A Notes”) and warrants to purchase 22,500,000 shares of common stock at $1.00 per share through May 31, 2012. The Series A Notes are convertible into common stock at $0.40 per share through May 31, 2010 when the Series A Notes are due. Accrued interest is payable quarterly.  From May 31, 2007 through July 10, 2007, the Company issued $3,250,000 of Series B 6% convertible promissory notes (the “Series B Notes”) and warrants to purchase 8,125,000 shares of common stock at $0.80 per share through May 31, 2010. The Series B Notes are convertible into common stock at $0.40 per share through May 31, 2010 when the Series B Notes are due. Accrued interest is payable quarterly. The Company issued the placement agent 1,531,250 warrants that are exercisable at $0.40 per share through May 31, 2012. The Series A and B private placement offerings included $800,000 of advances received from the note holders during March and April 2007 before the notes were issued. The Company received $11,318,936 of proceeds from the issuance of the Series A and Series B convertible notes and warrants, net of cash offering costs of $931,064. The Company received $228,544 of net proceeds from issuance of $250,000 of Series B convertible notes during July 2007, which have been recognized as a security subscription receivable at June 30, 2007.

The common stock into which the Series A Notes are convertible, the related warrants and the common stock issued or issuable upon conversion of the $2,500,000 convertible debentures described above are subject to certain registration rights. Per the registration rights agreement, the Company was required to file a registration statement within 45 calendar days of the first closing of $1,000,000 or more of the private placement offering of the Series A Notes, which filing obligation was met, and the Company is required to have the registration statement declared effective within 75 calendar days of the initial filing. After the registration statement is declared effective, the Company is required to keep the registration statement effective until all the registered shares of common stock are sold. In the event that the Company fails to accomplish any of these requirements, the Company will be required to pay as partial liquidating damages 1% per month of the aggregate purchase price paid by the note holders. If the Company fails to pay the prescribed damages within 7 days of the date payable, interest will be charged at a rate of 18% per annum. A registration payment liability of $270,000 was recognized for estimated payments to be made under the registration rights agreement. The value of this registration payment liability will be adjusted to reflect the fair value of the liability at each balance sheet date until all related obligations have been met.

The Series A and Series B Notes must be redeemed upon the occurrence of certain default or triggering events. Upon a triggering event, the holders have a right to require the Company to redeem their notes at an amount equal to any accrued and unpaid liquidated damages plus the greater of (A) the conversion amount to be redeemed multiplied by 125% during the first 12 months of the term of the note or 115% thereafter, or (B) the conversion amount to be redeemed multiplied by the quotient of (i) the closing sale price at the time of the triggering event (or at the time of payment of the redemption price, if greater) divided by (ii) the conversion price. There are 14 triggering events in the Series A Notes and 13 triggering events in the Series B Notes. Among the major triggering events are failure to file the registration statement or obtain its effectiveness, suspension from trading or listing on a market, failure to convert shares upon request and failure to make payments under the terms of the promissory notes.

Conversion of the promissory notes is limited such that at any time a note holder cannot own more than 4.99% of the Company’s outstanding common stock. The conversion price is adjustable to match any additional issuances of common stock at prices lower than $0.40 per share or the effects of any stock splits or stock dividends.

The fair value of the warrants issued with the Series A Notes, as determined by the Black-Scholes option pricing model, was $12,113,496 using the following weighted-average assumptions: volatility of 87%; risk-free interest rate of 4.86%; expected life of 5 years and estimated dividend yield of 0%. The warrants issued with the Series B Notes were valued at $3,744,616 using the following weighted-average assumptions: volatility of 87%; risk-free interest rate of 4.86%; expected life of 3 years and estimated dividend yield of 0%. The placement agent warrants were valued at $998,108 using the following weighted-average assumptions: volatility of 87%; risk free interest rate of 4.86%; estimated life of 5 years and estimated dividend yield of 0%.

The value of the placement agent warrants issued and the cash offering costs have been allocated on a pro-rata basis to the underlying instruments of the offering. The Company capitalized $842,214 of deferred loan costs as part of this allocation. These costs are being amortized over the term of the convertible notes. The proceeds from issuance of the Series A and Series B Notes were allocated to the notes and the warrants based upon their relative fair values. This allocation resulted in allocating $5,236,985 to the beneficial conversion option, $5,656,056 to the warrants $998,109 to the placement agent warrants and $270,000 to the registration payment liability and none to the notes. The resulting $12,250,000 discount to the Series A and Series B Notes and the deferred loan costs are being amortized as interest expense over the term of the notes with $367,383 of amortization recognized through June 30, 2007.

Notes payable at June 30, 2007 and December 31, 2006 are summarized as follows:

	June 30,	December 31,
	2007	2006
$200,000 Revolving credit line payable to a bank	$-	$195,720
$500,000 Convertible debentures bearing interest at 0.5% over prime (8.75% June 30, 2007); due through April 9, 2008 net of $140,244 of unamortized discount based on imputed interest of 121% on $250,000 of convertible debentures	359,756	1,750,000
Note payable; bearing interest at prime plus 1.0% (9.25% at June 30, 2007); payable on demand	283,203	283,203
Note payable; paid June 5, 2007 6% $9,000,000 Series A convertible promissory notes; due May 31, 2010 net of $8,750,000 of unamortized discount based on imputed interest of 101%	250,000	-
6% $3,250,000 Series B convertible promissory notes; due May 31, 2010 net of $3,159,722 of unamortized discount based on imputed interest of 101%	90,278	-
Note payable, bearing interest at prime plus 1.0% (9.25% at June 30, 2007); due March 2011	230,000	230,000
Note payable; bearing interest at 8.35%, payments due through November 7, 2007	46,311	-
Notes payable to a bank; secured by equipment; bearing interest at 6.75% to 7.75%; payments due through 2010	15,530	-
Notes payable to a bank; secured by equipment; bearing interest at 6.75% to 7.75%; payments due through 2010	55,827	67,007
Note payable, bearing interest at 5%; due September 1, 2007	355,783	-
Note payable; bearing interest at 6%; payable on demand	251,337	-
Note payable to a bank; secured by equipment; bearing interest at 6.98%; payable in monthly installments of $4,84 through February 2014	307,972	-
Total Notes Payable	2,245,997	5,525,930
Less: Current portion	1,438,400	5,305,021
Long-Term Notes Payable	$807,597	$220,909

The fair value of notes payable was determined based upon current market interest rates and was $14,295,969 at June 30, 2007. Future annual maturities of notes payable, exclusive of unamortized discounts, as of June 30, 2007, were as follows:

Years Ending December 31:
2007	$1,027,438
2008	613,362
2009	119,803
2010	12,535,980
2011	69,240
Thereafter	115,147

Note 6. Stock Compensation Plan

On February 2, 2007, the Company adopted a stock award plan (the “Plan”) and began awarding shares of common stock and shares of nonvested common stock to employees and consultants as compensation. The nonvested shares vest over periods ranging from one to four years. If an employee terminates employment with the Company prior to the shares vesting, the nonvested portion of the shares will be forfeited and returned to the Company. The nonvested shares are being held in an escrow by a third party. Compensation related to the shares awarded is based upon the fair value of the awards expected to vest, as determined by the Black-Scholes option pricing model and recognized by the graded-vesting method over the period each award vests. The Company recognized $1,071,582 of related compensation expense during the six months ended June 30, 2007. A summary of the status of the Company’s nonvested shares of common stock as of June 30, 2007 and changes during the six months then ended were as follows:

		Weighted-Average
		Award-Date
Nonvested Shares of Common Stock	Shares	Fair Value

Award	12,809,090	$0.129
Vested	(6,873,590)	$0.129
Forfeited	(25,000)	$0.129
Nonvested at June 30, 2007	5,910,500	$0.129

As of June 30, 2007, there was $457,530 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of shares vested during the six months ended June 30, 2007 was $886,693.

Note 7. Common Stock

In addition to shares issued as part of the stock compensation plan on February 2, 2007, 1,130,910 shares of common stock were issued to a shareholder that was issued 5,666,668 shares of common stock for $1,500,000 in June 2006. The additional shares were to increase the number of shares issued for the original cash consideration and has been recorded during February 2007 for no additional consideration. On February 14, 2007, 3,740,000 shares of common stock were issued upon the exercise of warrants for $170. On March 23, 2007, the Company issued 880,400 shares of common stock to an investment banker for its services in facilitating a debt or equity offering. The shares were valued at $113,572, or $0.129 per share, and were recognized as deferred loan costs.  On April 13, 2007, $2,000,000 of the convertible debentures and $67,752 of related accrued interest were converted into 4,135,503 shares of common stock at $0.50 per share and on June 29, 2007, 1,333,333 shares of common stock were issued in connection with the acquisition of MCCI.

Note 8. Commitments and Contingencies

The Company is from time to time a party to certain legal proceedings arising in the ordinary course of business. Although outcomes cannot be predicted with certainty, the Company does not believe that any legal proceeding to which it is a party will have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

On June 29, 2007 and in connection with the acquisition of MCCI, the Company entered into a consulting agreement with the former owner of MCCI whereby the Company has committed to pay the former owner of MCCI (the “consultant”) consulting fees of $120,000 annually, performance bonuses equal to 2.5% of gross revenue from new customers, and to purchase, for up to $70,000, an automobile for the consultant. The term of the obligation for the consulting fees and the performance bonuses is through December 31, 2009, and will continue for successive one-year periods unless terminated by either party.

Note 9. Related Party Transactions

The Company leased office space, telephone and computer equipment and purchased long distance telephone service from an entity owned by an officer and director of the Company.  In 2006, this entity was reimbursed for funds advanced related to the formation of the Company and the acquisitions of HPC.  Payments were $0 and $197,890, including expense reimbursements, respectively, for periods ended June 30, 2007, and June 30, 2006. At June 30, 2007 the Company has vacated the office spaced leased from the related party.

During the period ending June 30, 2006, certain officers and key employees of the Company received consulting fees in lieu of, or in addition to, their annual salary.  Effective December 2006, this consulting group became full time employees of the Company. Payments for the periods ended June 30, 2006, totaled $339,000.

Note 10.  Income Taxes

Accrued income taxes at June 30, 2007 consisted of $108,975 of federal and state income taxes assumed in the acquisition of MCC, Inc. on June 29, 2007. There was no benefit or provision for income taxes during the six months ended June 30, 2007 and 2006. The net deferred income tax liability consisted of the following at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
Deferred Tax Liabilities
Property and equipment	$10,062	$9,332
Intangible assets	3,280,690	1,205,179
Total Deferred Tax Liabilities	3,290,752	1,214,511
Deferred Tax Assets
Allowance for doubtful accounts	45,769	36,001
Accrued consulting obligation	193,100	186,500
Operating loss carry-forwards	4,960,435	3,001,627
Total Deferred Tax Assets	5,199,304	3,224,128
Valuation Allowance	(1,908,552)	(2,009,617)
Net Deferred Tax Liability	$-	$-

During the six months ended June 30, 2007, the deferred tax valuation allowance increased by $1,981,298 from operations and decreased by $2,082,363 from the deferred tax effects of acquiring MCC, Inc.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report on Form10-QSB.

This management’s discussion and analysis, as well as other sections of this report on Form10-QSB, may contain “forward-looking statements” that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, forecasts, or assumptions. Any statement that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “ project,” “expect,” “intend,” “may,” “anticipate,” “plans,” “seeks,” and similar expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties include, but are not limited to uncertainties discussed in filings made with the Securities and Exchange Commission. nCoat disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

nCoat, Inc. was incorporated as Tylerstone Ventures Corporation (“Tylerstone”) under the laws of the State of Delaware on September 24, 1998, with authorized common stock of 25,000,000 shares at a par value of $0.001. Tylerstone’s formation and prior operations are as described in the appropriate periodic reports filed by the Company with the United State Securities and Exchange Commission (the “Commission”).

In the fall of 2006, the Tylerstone management began discussions with the management of an entity then named nCoat, Inc. These discussions and eventual negotiations considered the possible mutual interest between the parties for significant economic business opportunities. As a step in anticipation of the merger of the parties, the original nCoat, Inc., changed its name to nCoat Automotive Group, Inc. (“nCoat Auto”). On February 2, 2007, the Tylerstone shareholders amended the articles of incorporation of Tylerstone to change its name to nCoat, Inc. and to increase its authorized common stock to 500,000,000 shares, $0.0001 par value (the “Company Common Stock”).

On February 3, 2007, Tylerstone entered into a Share Exchange Agreement (the “Agreement”) with nCoat Auto for the purpose of acquiring all of the issued and outstanding shares of common stock of nCoat Auto, par value $0.001 per share (“nCoat Auto Common Stock”), in exchange for new shares of the Company Common Stock.

On February 14, 2007, the parties to the Agreement completed the initial steps contemplated by the Agreement. Pursuant to the terms of the Agreement, Tylerstone acquired 11,554,545 shares of nCoat Auto Common Stock from all shareholders of nCoat Auto which represented 100.0% of the issued and outstanding shares of nCoat Auto Common Stock, in exchange for 50,840,000 shares of Company Common Stock, which represents 57% of the issued and outstanding shares of Company Common Stock. The Company then undertook the additional fund-raising financing steps as required by the terms of the Agreement.

As used in this report, the terms, “nCoat,” “Company,” and “Registrant” means nCoat, Inc., and its subsidiaries, taken as a whole, unless the context indicates otherwise. The historical references to nCoat or the Company prior to the February 14, 2007, closing date refers to the historical financial information of the original nCoat, Inc. (nCoat Auto).  We also will use the terms “we”, “us” and “our” in order to make the text of this document as readable as possible, only referring to the companies by name to reduce the confusion of similarly named groups.

Background and History of nCoat Auto and its Operating Subsidiaries and Affiliates

We specialize in nanotechnology research, licensing, and the commercialization, distribution and application of nano-formulated, as well as traditional, surface coatings. Our specialized coatings are used by the automotive, diesel engine, trucking, recreational vehicle, motorcycle, aerospace and oil and gas industries for heat management, corrosion resistance, friction reduction, bond strength and appearance. Operations are headquartered in Whitsett, North Carolina, along with its largest production facility. In addition, the Company maintains satellite production facilities in Bluffdale, Utah; Chandler and Tempe, Arizona; Oklahoma City, Oklahoma; Pascagoula, Mississippi; and Quakertown, Pennsylvania. As previously reported by us, we have historically had franchise agreements in France, New Zealand and Australia under which we have sold a minimal volume of its coatings to the franchisees. As of the date of this filing, the franchise agreements in Australia had been terminated either by the expiration of the original term of the franchise agreement or due to the closure of the franchisee’s business there. We are currently evaluating restructuring the relationships with the operations in New Zealand and France.

The original nCoat, Inc. (nCoat Auto), operated as an unincorporated association from September 25, 2004, until January 2005 when it was incorporated in Delaware. nCoat Auto was a development stage enterprise until it completed the acquisition of High Performance Coatings, Inc. (“HPC”) on September 30, 2005. In May 2006, nCoat Auto formed nTech, Inc. (“nTech”), a Delaware corporation that is a wholly owned subsidiary, designated to develop and hold proprietary intellectual property for the group.  On June 29, 2007, we acquired all of the common stock of Metallic Ceramic Coatings, Inc., a Pennsylvania corporation doing business under the brand name of Jet-Hot®, (“MCCI”).

Since inception, we have focused its resources on the following areas:

1)	Develop proprietary nanotechnology coatings formulations into commercially viable nano-formulated coatings and materials products.

2)
Fund the acquisitions of profitable high performance coating (surface treatment) companies in a highly fragmented cottage industry and to provide operating and expansion capital for growth of those acquisitions.

3)	Exploit the organic growth prospects in HPC, MCCI and in all future acquisitions. (See discussion below).

4)
Provide a corporate structure for the daily management of all companies, interests, and stock held by nCoat and its subsidiaries, including preparation of all accounting and finance, operations, information, marketing, sales, human resource, management and other systems and process to support transition and integration of an aggressive acquisition strategy.

5)	Create competitive diversification by incorporating a “distributed” production model into the specialty coatings industry that is currently rare in the high performance coatings arena.

6)	Create competitive diversification by incorporating a “licensing” model into our business plans. This licensing will allow us to provide other applicators with our coatings.

7)	Operate nTech, HPC and MCCI and other future acquisitions to develop, integrate and sell commercially viable proprietary nano-formulated and traditional coatings products.

In anticipation of achieving growth through acquisitions and internal growth of existing operating entities, we, added facilities, personnel, systems and processes to support business growth and acquisition activities. Details of these expenses are discussed in the Management’s Discussion and Analysis Section below.

In September 2005, we acquired HPC, a 23-year-old Oklahoma company that has specialized in thermal barrier, corrosion resistant, lubritic and appearance high performance coatings for the motor sports and other industries. Building on these race car roots, we expanded HPC’s market-base beyond coating specialized engines and exhaust systems, to include corporate accounts of manufacturers of commercial trucks, recreational vehicles, defense applications, motorcycles, aerospace components, aviation parts, oil and gas industry suppliers, energy producers and other sophisticated users, while continuing to provide coatings and services to the after-market customer.

On June 29, 2007, we acquired MCCI, a primary competitor of HPC.  Management believes that MCCI’s 26-year market share growth and customer base in automotive aftermarket and original equipment manufacturing (OEM) markets will effectively double the revenues of nCoat.

Our management and science advisors, together with HPC’s and MCCI’s management, have determined that many of the coatings produced and used by us could be reformulated and patented into nano-formulated coatings, creating more efficient and effective coatings than currently produced by the industry. nTech has developed trade secret formulations using nano-scale particles to enhance the performance of its coatings. Currently, we have applied for five patents on our newly nano-formulated coatings and processes which are unique and novel to the industry. With the acquisition of MCCI, nCoat’s customer-base of over 9,000 companies and individuals is presently being served by 200 employees.

Our headquarters’ address is 7237 Pace Drive, P.O. Box 38, Whitsett, NC 27377, and our phone number is (336) 447-2000.

Results of Operations

Performance in Second Quarter of 2007 Compared to Second Quarter of 2006

Performance Overview

The quarter to quarter decrease in revenue of approximately $500,000 is attributable to changes being implemented by our diesel engine manufacturing customers and nonrecurring source of revenue. Beginning in January, 2007, our diesel engine manufacturing customers were required to introduce new engine platforms to meet new Environmental Protection Agency (EPA) requirements to lower harmful particulates in engine emissions in order to comply with Federal clean air standards. nCoat sells and applies coatings that aide diesel emissions systems to meet these new particulate reduction standards. Our customer’s introduction of the new engine platform created increased sales of engines manufactured in the 2006 model year prior to introduction of the new 2007 engines. Sales of the new engines in the first two quarters after introduction of the new platform were reduced while their customers tested the new engines. Our month to month sales growth in May and June 2007 reflect the return to increased production by our customers as their customers began to order the new engine platforms. In addition, April through June 2006 revenue included approximately $300,000 of nonrecurring revenue from fulfilling a one-time contract for a major motor motorcycle manufacturer that utilized our coatings services while their vendor rebuilt a facility following a fire.

Cost of Sales.

Cost of sales as a percentage of sales increased to 76% for the quarter ended June 30, 2007, compared to 74% % for the same period in 2006. We continue to experience abnormally high costs and feel the effects from opening our new production facility in North Carolina and from moving the “H Series” and “S Series” OEM accounts from the HPC Utah facility to the North Carolina facility and re-tooling the Utah facility to meet production requirements for high volume “E-Series”.  The increased cost of sales as a percentage sales can be attributed to the higher cost associated with the usual and customary costs related to the start-up of a new facility.

General and Administrative Expenses.

General and administrative expenses for the quarter ended June 30, 2007 increased to 132% of sales compared to 51% for the same period in 2006. The 2007 increase over the same period in 2006 reflects costs related to operating a public company and the costs of nCoat, the parent company, which reflect the costs related to the infrastructure created to support the aggressive acquisition and growth plan for the Company.

Sales and Marketing Expense.

Sales and marketing expense for the three months ended June 30, 2007, decreased by approximately $187,000 and decreased to 9% of sales compared to 17% for the same period in 2006.  This decrease in 2007, when compared to the same period in 2006, is attributable to a major sales campaign which began in the second quarter of 2006. The Company has not conducted a similar campaign in 2007.

Interest Expense.

Interest expense increased from $141,716 to $732,327 for the three months ended June 30, 2007.  Interest expense has increased due to greater borrowings, higher interest rates, and the amortization of $382,139 debt discount during the period.

Earnings per Share.

As a result of the share exchange transaction discussed in the filing, exercise of warrants, conversion of debt the number of outstanding shares have increased to 94,864,236 and the weighted average shares have increased from 29,006,047 for the three months ended June 30, 2006 to 87,044,269.

The Company suffered losses of $2,297,421 and $926,141 during the periods ended June 30, 2007, and June 30, 2006, respectively.

Effect of the acquisition of MCC, Inc.

The June 29, 2007 acquisition of MCC, Inc. had no impact on the statement of operations for the three months ended June 30, 2007.  The effect on the balance sheet was an increase in current assets and current liabilities by approximately $717,000 and $714,000, respectively, thus decreasing working capital by approximately 3,000.  Property and equipment and intangible assets increased by approximately 1,016,000 and $5,408,000, respectively and long-term debt increased by approximately 522,000.

Performance in the First Six Months of 2007 Compared to First Six Months of 2006

Performance Overview

When compared to the six month period ending June 2006, the year to date decrease in revenue of approximately $390,000 reflects the impact of the reduced number diesel engines being produced by our customers and the impact of nonrecurring source of revenue. The month to month sales growth in May and June reflect the return to increased production by our customers as their customers began to order the new engine platforms. In addition, April through June 2006 revenue included approximately $300,000 of nonrecurring revenue from fulfilling a one-time contract for a major motor motorcycle manufacturer that utilized our coatings services while their vendor rebuilt a facility following a fire.  After a three year relationship with the Company, a major OEM Diesel engine manufacturer, which from time to time represented as much as 20% of our revenue, consolidated their manufacturing operations to Europe.  Due to this change, the cost of transporting parts to our facility caused the customer to discontinue using our coatings.

Cost of Sales.

Cost of sales as a percentage of sales increased to 87% for the six months ended June 30, 2007, compared to 77% for the same period in 2006. Although there was improvement in the second quarter, the increased cost of sales as a percentage sales can be attributed to the higher cost associated with the usual and customary costs related to the start-up of a new facility

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2007 increased to 165% of sales compared to 54% for the same period in 2006. The expense for the period reflects the grant of shares of common stock to employees during the first quarter and the related expense of $1,071,582. The 2007 increase over the same period in 2006 reflects costs related to creating and operating a public company and the costs of nCoat, the parent company, which reflect the costs related to the infrastructure created to support the aggressive acquisition and growth plan for the Company

Sales and Marketing Expense

Sales and marketing expense for the six months ended June 30, 2007, decreased by approximately $276,000 and decreased to 11% of sales compared to 19% for the same period in 2006.  This decrease in 2007, when compared to the same period in 2006, is attributable to a major sales campaign which began in the second quarter of 2006. The Company has not conducted a similar campaign in 2007.

Interest Expense.

Interest expense increased from $279,992 to $963,513 for the six months ended June 30, 2007.  Interest expense has increased due to greater borrowings, higher interest rates, and the amortization of $382,139 debt discount during the period.

Earnings per Share.

As a result of the share exchange transaction, issuance of employee stock, exercise of warrants and conversion of debt, the number of outstanding shares has increased to 94,864,236 and the weighted average shares have increased from 28,502,487 for the six months ended June 30, 2006 to73,222,808.

The Company suffered losses of $5,186,656 and $1,795,602 and used $2,759,566 and $1,756,266 of cash in operating activities during the periods ended June 30, 2007, and June 30, 2006, respectively.

Effect of the acquisition of MCC, Inc.

The June 29, 2007 acquisition of MCC, Inc. had no impact on the statement of operations for the three months ended June 30, 2007.  The effect on the balance sheet was an increase in current assets and current liabilities by approximately $717,000 and $714,000, respectively, thus decreasing working capital by approximately 3,000.  Property and equipment and intangible assets increased by approximately 1,016,000 and $5,408,000, respectively and long-term debt increased by approximately 522,000.

Financial Statements, One-Time Charges and Capital Expenditures

During the first six months of 2007, we continued to feel the effects of and experience higher costs related to preparing for accelerated growth through acquisitions and organic internal growth of existing operating entities. In 2006, we added facilities, personnel, systems and processes to support business growth and acquisition activities. These expenditures we discussed in the Company’s current report on Form 8K filed on May 18, 2007.  Areas where expenditures and one-time expenses impacted the first six months of 2007 were:

1.	Facilities
a.
In the first two quarters of 2007, we incurred additional expenses related to the development of the North Carolina plant. Tooling and prototyping for new accounts, aftermarket finishing equipment, staging and cleaning equipment were added.

b.
We transferred additional production of high volume “H Series” and “S Series” OEM accounts from the HPC Utah facility to the North Carolina facility. HPC continued to retool the Utah facility to meet production requirements for high volume “E-Series” production for new customers in the diesel engine trucking industry.

2.	Headquarters Relocation
a.
Management determined that moving corporate headquarters to North Carolina from Utah for nCoat, nTech and HPC was necessary for the rapid growth of all companies and to better serve customer demands. This relocation began in 2006 and continued through the first two quarters of 2007. Key employees were relocated to North Carolina and new offices were established at the North Carolina production facilities.

3.	Personnel
a.
The Company hired personnel in 2006 to ramp production, prepare for acquisition, transition and integration and to prepare for registration with the Securities and Exchange Commission. Through the first two quarters of 2007, personnel focused on completion of Standard Operating Procedure documentation, preparation of IS, accounting, human resource, production, communications, mixing and blending, strategic finance and other systems to accommodate rapid growth from internal and acquisition growth.

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
a.
In 2006, research and development expenses nearly double the expected future research and development burden. Over 20% of 2006 revenue was spent to complete initial formulations of nano-formulated coatings, complete testing and commercialize the coatings with multiple customers.  Research and Development in 2007 will be focused on  further develop of new coatings, exploring the viability of exclusively licensing non proprietary coatings, prototyping and testing new coatings for customer parts and exploring new patents for further coating development

6.	Non-recurring Marketing and Sales Costs
a.
Marketing and sales set-up costs were realized in 2006 to establish systems and process to capture and track data and develop collateral materials and an internet presence for business development. Expenses in 2007 include development of sample materials demonstrating the efficacy of nCoat proprietary coatings, documentation supporting rapid account sigh-up and terms of business and market research to target key prospects.

7.	Financing
a.
The Company realized one-time expenses in 2006 for financing the purchase of HPC. Amortization expenses and note extension fees were included in interest expenses. Expenses in 2007 include fees relating to engaging advisors to assist the Company in future financings and expenses related to creating the strategic relationships necessary to successfully execute the business plan.

Liquidity and Capital Resources

nCoat is a company with limited operating history and experience upon which to base an evaluation of its performance. In September of 2005, we acquired High Performance Coatings, Inc. (“HPC”), an operational coatings company, which is responsible for the majority of our consolidated revenues. In 2006 we formed an intellectual property and development entity, nTech, Inc. (“nTech”) and in June 2007 we acquired all of the common stock of Metallic Ceramic Coatings, Inc. (“MCCI”), a primary competitor of HPC with 26 years of coatings experience.

On April 13, 2007, we converted $2,000,000 of notes payable and $67,752 of accrued interest into 4,135,503 shares of the Company’s common stock at $0.50 per share. Five Hundred Thousand dollars principal amount of convertible notes remain outstanding and are convertible at $0.50 per share.

From May 25, 2007, through July 9, 2007, we issued $9,000,000 of Series A 6% convertible promissory notes (the “Series A Notes”) and warrants to purchase 22,500,000 shares of common stock at $1.00 per share through May 31, 2012. The Series A Notes are convertible into common stock at $0.40 per share through May 31, 2010 when the Series A Notes are due. On May 31, 2007, the Company issued $3,250,000 of Series B 6% convertible promissory notes (the “Series B Notes”) and warrants to purchase 8,125,000 shares of common stock at $0.80 per share through May 31, 2010. The Series B Notes are convertible into common stock at $0.40 per share through May 31, 2010 when the Series B Notes are due. The Series A and B private placement offerings included the conversion of $800,000 of advances from investors of which $700,000 had been received prior to March 31, 2007. The Company received $10,618,916 of proceeds from the issuance of the Series A and Series B convertible notes, net of the $700,000 of advances previously recognized and net of cash offering costs of $931,064.

The Company’s continued existence and plans for future growth depend on its ability to continue to obtain the capital necessary, either through the issuance of additional debt or equity instruments, to operate until the profitability occurs through the generation of revenue. We will need to continue to raise this capital to fund both the normal operating costs and expansion efforts. If we are not able to generate sufficient revenues and cash flows or obtain the necessary funding, we will be unable to continue as a going concern. As disclosed in the May 17, 2007, report of the independent auditors related to the Company’s financial statements for the fiscal year ended December 31, 2006, the Company’s recurring losses and negative cash flows from operations raises substantial doubt about the Company’s ability to continue as a going concern. Cash used for operating activities was $2,759,566 million for the six months ended June 30, 2007. The Company’s working capital deficiency as at June 30, 2007 is $2,658,577 with accumulated losses from the date of inception of $13,572,390. The Company entered into a share exchange agreement with Tylerstone in February 2007; has engaged an investment banking firm to assist in raising new capital; has converted existing debt into equity; raised new capital; purchased a major competitor; strengthened the management team has increased operating activities focused on the marketing of the Company’s products; and has been negotiating sales agreements all to enable the Company to generate sufficient cash flow for the Company to continue as a going concern. If the Company does not receive sufficient funds to settle amounts owed to creditors and pay future expenses, there is the possibility that the Company would be unable to continue.

At June 30, 2007, the Company had assets of $14,605,674, and liabilities of $6,696,188. Amounts owed to related parties have no specific terms of repayment and bear no interest.

Off Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include operating leases for it production facilities and office space.

Item 3 – Controls and Procedures

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

PART II

OTHER INFORMATION

Item 1 – Legal Proceedings

High Performance Coatings, Inc., adv. Dennis Cox, Sr., EEOC, Charge NO. 435-2007-00549; High Performance Coatings, Inc., adv. Dennis Cox, Jr., EEOC, Charge NO. 435-2007-00610.  Dennis Cox, Sr., and Dennis Cox, Jr., filed with the Equal Employment Opportunity Commission a charge of discrimination against High Performance Coatings, Inc. (“HPC”) alleging sexual harassment, employment discrimination, and retaliatory discharge.  HPC has responded to the claims, and is vigorously defending itself against these claims.

High Performance Coatings, Inc./nTech, Inc., adv. Chris Carlson, Utah Labor Commission, Division of Occupational Safety and Health, Case No. 070103.  Chris Carlson filed a complaint against HPC and nTech, Inc., in the Utah Labor Commission, Division of Occupational Safety and Health alleging retaliatory discharge for complaining of unsafe working conditions.  The Company has responded to the claim, and is vigorously defending itself against this claim.

nTech, Inc., adv. Chris Carlson.  Mr. Carlson filed a claim for unemployment benefits in connection with his separation from employment as referenced in the Division of Occupational Safety and Health matter above.  On January 7, 2007, the administrative law judge presiding over the matter denied benefits to Mr. Carlson, who appealed the decision to the Workforce Appeals Board.  On June 13, 2007, the Workforce Appeals Board affirmed the decision of the Administrative Law Judge.  On July 2, 2007, Mr. Carlson sought reconsideration of the decision of the Workforce Appeals Board, which the Workforce Appeals Board denied.

Item 1A – Risk Factors

There have been no material changes to the risk factors that are included in our 8-K for filed on May 18, 2007 with the Company’s audited financial statements for the year ended December 31, 2006.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On May 31, 2007 and June 19, 2007, as reported by the Company in a report and filed with the SEC on July 12, 2007, $3,000,000 Series B Notes were issued without registration under the 1933 Act and the rules promulgated thereunder. In addition the Company received $250,000 in funds to be classified as of the date of this report as a liability for subscription for securities, which were issued as Series B Notes without registration under the 1933 Act and the rules promulgated thereunder, on July 9, 2007

Item 5 – Other Information

On July 30, 2007, we appointed Michael D. Reilly as Chief Marketing & Sales Officer of the Company.  Mr. Reilly has over 30 years experience in multiple industries and channels of distribution.  Over the last 5 years, Mr. Reilly served as a management consultant successfully completing many projects and long term assignments in business planning, marketing, eCommerce, sales organization, new product development, mergers and acquisitions, marketing communications, ecommerce, CRM and strategic planning for companies large and small.  Some of his past clients include Rubbermaid, Sealy, Contico International, Nanofilm and Helen of Troy.

Previously, Mr. Reilly was Senior Vice President of Marketing and New Product Development for Universal Electronics, an electronics company that manufactures products for the OEM, Cable TV, satellite TV, retail and private label markets.  He was instrumental in the growth of this startup to over $120,000,000 in three years.

He also served as Vice President, Sales and Marketing for Home Products International, a commercial and consumer plastics manufacturer, where he tripled sales in three years through expanded distribution, new products and acquisitions.

Mr. Reilly is a native of New York City.  He holds an MBA from Columbia University and a BA from the College of the Holy Cross

Item 6 – Exhibits

The following documents are filed as an exhibit to this Report:

Exhibit	Description

3(i)	Certificate of Incorporation (previously filed as an exhibit to a registration statement on Form SB-2, filed with the Commission on December 27, 2004, and incorporated herein by this reference).
3(i)
Certificate of Amendment to Certificate of Incorporation (previously filed as an exhibit to a Current Report on Form 8-K, filed with the Commission on February 8, 2007, and incorporated herein by this reference).

3(ii)	Bylaws (previously filed as an exhibit to a registration statement on Form SB-2, filed with the Commission on December 27, 2004, and incorporated herein by this reference).
4.1
Convertible Debenture, dated October 24, 2006 (previously filed as an exhibit to a Current Report on Form 8-K, filed with the Commission on November 3, 2006, and incorporated herein by this reference).

4.2
Convertible Debenture, dated November 9, 2006 (previously filed as an exhibit to a Quarterly Report on Form 10-QSB, filed with the Commission on January 17, 2007, and incorporated herein by this reference).

4.3
Convertible Debenture, dated November 28, 2006 (previously filed as an exhibit to a Quarterly Report on Form 10-QSB, filed with the Commission on January 17, 2007, and incorporated herein by this reference).

4.4
Convertible Debenture, dated February 6, 2007 (previously filed as an exhibit to a Registration Statement on Form SB-2, filed with the Commission on July 12, 2007, and incorporated herein by this reference).

4.5
Convertible Debenture, dated May 14, 2007 (previously filed as an exhibit to a Registration Statement on Form SB-2, filed with the Commission on July 12, 2007, and incorporated herein by this reference).

31.1	Certification of the Chairman and Chief Executive Officer, Paul Clayson, as required by Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, James Dodd, as required by Section 302 of Sarbanes-Oxley Act

32.1	Certification of the Chairman and Chief Executive Officer, Paul Clayson, as required by Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, James Dodd, as required by Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

nCoat, Inc
(Registrant)

Date: August 20, 2007	/s/ Paul Clayson
Paul Clayson
Chief Executive Officer
(Principal Executive Officer)

Date: August 20, 2007	/s/ James C. Dodd
James C. Dodd
Chief Financial Officer
(Principal Financial and Accounting Officer)