Form 10QSB
period 2007-09-30
nCoat, Inc.
filed 2007-11-19
CIK 1157443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☐  No ☒

As of November 19, 2007, there were 96,650,451 shares of the registrant’s common stock, $0.0001 par value, outstanding.

nCoat, Inc.
FORM 10-QSB
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

FORWARD-LOOKING INFORMATION

Statements in this report concerning the future sales, expenses, profitability, financial resources, product mix, market demand, product development and other statements concerning the future results of operations, financial condition and business of nCoat, Inc., are “forward-looking” statements as defined in the Securities Act of 1933 and Securities Exchange Act of 1934. Investors are cautioned that the Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including competition, need for increased acceptance of products, ability to continue to develop and extend our brand identity, ability to anticipate and adapt to a competitive market, ability to effectively manage rapidly expanding operations, amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure, ability to provide superior customer service thereon , dependence upon key personnel and the like. Additionally, words such as “anticipates,” “expect,” “intend,” “estimates,” “seeks,” “may,” “could,” “plan,” “believes,” and similar words and phrases may indicate forward-looking statements.  The Company’s most recent filings with the Securities and Exchange Commission, including reports on Form 8-K, contain additional information concerning many of these risk factors, and copies of these filings are available from the Company upon request and without charge. The Company disclaims any obligation or intention to update any forward looking statement in this report.

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

nCoat, Inc.

PART I

FINANCIAL INFORMATION
Item 1 – Financial Statements

NCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current Assets
Cash	$36,246	$63,437
Trade receivables, net	981,553	964,281
Inventory	222,020	88,965
Other current assets	210,908	7,852
Deferred income tax assets	45,769	222,501
Total Current Assets	1,496,496	1,347,036
Property and Equipment, net	2,425,351	1,649,491
Intangible Assets, net	8,102,031	3,231,042

Total Assets	$12,023,878	$6,227,569

LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$2,257,454	$1,383,629
Accrued liabilities	1,351,000	1,102,458
Accrued income taxes	108,975
Current portion of notes payable	16,394,398	5,305,021
Accrued consulting obligation	500,000	500,000
Current portion of obligations under capital leases	145,132	130,895
Total Current Liabilities	20,756,959	8,422,003
Long-Term Liabilities
Notes payable, net of current portion	435,573	220,909
Obligations under capital leases , net of current portion	361,199	471,905
Deferred income taxes	45,769	222,501
Total Long-Term Liabilities	842,541	915,315
Stockholders' Equity (Deficit)
Common stock - $0.0001 par value; 500,000,000 shares authorized; 96,650,451 shares and 33,660,000 shares outstanding, respectively	9,665	3,366
Additional paid-in capital	22,240,781	5,272,619
Accumulated deficit	(31,826,068)	(8,385,734)
Total Stockholders' Equity (Deficit)	(9,575,622)	(3,109,749)

Total Liabilities and Stockholders' Equity (Deficit)	$12,023,878	$6,227,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Net Sales	$2,539,214	$1,226,615	$5,127,465	$4,205,519
Cost of Goods Sold	1,625,074	1,355,292	3,881,462	3,658,256
Gross Profit (Loss)	914,140	(128,677)	1,246,003	547,263
General and Administrative Expense	2,260,084	1,371,456	6,518,916	2,990,330
Sales and Marketing Expenses	363,536	336,474	659,710	909,150
Loss from Operations	(1,709,480)	(1,836,607)	(5,932,623)	(3,352,217)
Interest Expense	16,544,198	1,377,409	17,507,711	1,657,401
Loss Before Income Taxes	(18,253,678)	(3,214,016)	(23,440,334)	(5,009,618)
Income Tax Benefit	-	751,619	-	751,619
Net Loss	$(18,253,678)	$(2,462,397)	$(23,440,334)	$(4,257,999)

Basic and Diluted Loss per Share	$(0.20)	$(0.07)	$(0.30)	$(0.14)

Basic and Diluted Weighted-Average Shares Outstanding	89,496,127	33,660,000	78,618,770	30,484,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2007
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2006	33,660,000	$3,366	$5,272,619	$(8,385,734)	$(3,109,749)

Shares issued to investor	1,130,910	113	(113)	-	-

Vested and nonvested shares issued to employees and consultants as compensation, net of forfeitures	13,284,090	1,328	1,220,716	-	1,222,044

Shares issued upon the exercise of warrants	3,740,000	374	(204)	-	170

Shares issued to the former shareholders of Tylerstone Venture Corporation	37,200,000	3,720	(3,720)	-	-

Shares issued upon conversion of debentures and related accrued interest	5,171,718	518	2,585,342	-	2,585,860

Beneficial debt conversion rights	-	-	5,391,985	-	5,391,985

Warrants issued with convertible debt	-	-	5,656,056	-	5,656,056

Convertible debt placement agent warrants	-	-	998,108	-	998,108

Shares issued to convertible debt placement agent	880,400	88	113,484	-	113,572

Shares issued in acquisition of MCC, Inc.	1,333,333	133	906,533	-	906,666

Shares issued upon conversion of liability payable to former majority shareholder of MCC, Inc.	250,000	25	99,975	-	100,000

Net loss	-	-	-	(23,440,334)	(23,440,334)
Balance - September 30, 2007	96,650,451	$9,665	$22,240,781	$(31,826,068)	$(9,575,622)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Nine Months Ended September 30,	2007	2006
Cash Flows From Operating Activities
Net loss	$(23,440,334)	$(4,257,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	316,449	102,622
Amortization of intangible assets	520,940	443,375
Amortization of discount and deferred loan costs and accretion of notes payable	16,443,286	1,235,379
Compensation expense paid by issuance of common stock	1,222,044	-
Deferred income tax benefit	-	(751,619)
Changes in assets and liabilities, net of effects from purchase of MCC, Inc.:
Accounts receivable	388,135	(60,327)
Inventory	(12,986)	22,303
Other current assets	(46,415)	(18,087)
Accounts payable	640,322	1,025,647
Accrued liabilities	150,028	166,160
Net Cash Used in Operating Activities	(3,818,531)	(2,092,546)
Cash Flows From Investing Activities
Payment for the purchase of property and equipment	(9,487)	(134,538)
Payment for purchase MCC, Inc., net of cash acquired	(4,931,220)	-
Net Cash Used in Investing Activities	(4,940,707)	(134,538)
Cash Flows From Financing Activities
Proceeds from issuance of notes payable, net of loan costs paid	5,530,554	61,523
Proceeds from issuance of warrants, net of offering costs paid	6,654,165	-
Proceeds from issuance of common stock	170	1,500,000
Principal payments on notes payable	(3,356,373)	(68,501)
Principal payments under capital lease obligations	(96,469)	(46,326)
Net Cash Provided by Financing Activities	8,732,047	1,446,696
Net Decrease in Cash	(27,191)	(780,388)
Cash at Beginning of Period	63,437	862,182
Cash at End of Period	$36,246	$81,794

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$986,244	$422,022

Supplemental Schedule of Noncash Investing and Financing Activities
In connection with the acquisition of MCC, Inc., liabilities were assumed as follows:
Fair value of assets acquired	$7,142,826	$-
Cash paid	(5,000,000)	-
Common stock issued	(906,666)	-
Liabilities assumed	$1,236,160	$-
Notes payable issued for the purchase of equipment and insurance	$83,158	$-
Capital lease obligation incurred for the lease of equipment	-	658,717
Note payable issued in settlement of accrued liabilities	150,000	-
Common stock issued upon conversion of notes payable and accrued interest	2,685,859	-
Common stock issued for services of convertible debenture placement agent recognized as deferred loan costs	113,572	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006
(Unaudited)

Note 1. Basis of Presentation and Description of Business

Interim Financial Statements - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements included in the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2007. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2007.

Nature of Operations - nCoat, Inc. and its subsidiaries specialize in nanotechnology research, licensing, and the commercialization, distribution and application of nano as well as multiple non-nano surface coatings. The Company’s specialized coatings are used by the automotive, diesel engine, trucking, recreational vehicle, motorcycle, aerospace and oil and gas industries for heat management, corrosion resistance, friction reduction, bond strength and appearance.  Corporate offices and operations headquarters are located in Whitsett, North Carolina and application operations are conducted at facilities located in Bluffdale, Utah; Oklahoma City, Oklahoma; Pascagoula, Mississippi; Quaker Town, Pennsylvania; Tempe, Arizona; and Whitsett, North Carolina.

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

On June 29, 2007, nCoat, Inc. acquired of all the capital stock of MCC, Inc. (Metallic Ceramic Coatings, Inc., or "MCCI"), doing business in the marketplace under the brand of JET-HOT® Coatings. The results of MCCI’s operations have been included in the consolidated financial statements of the Company from June 29, 2007.

The accompanying consolidated financial statements include the operations, accounts and transactions of nCoat, Inc., from February 14, 2007; of nCoat Automotive Group, Inc., for all periods presented; and of High Performance Coatings, Inc., nTech, Inc., and MCCI from the dates of their acquisition or formation, which entities for those periods are collectively referred to herein as the “Company” or “nCoat.” All intercompany transactions and balances have been eliminated in consolidation.

Business Condition– The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $23,440,334 and $4,257,999 and used $3,818,531 and $2,092,546 of cash in operating activities during the nine months ended September 30, 2007 and 2006, respectively.  The Company has experienced losses from operations since inception and has an accumulated deficit of $31,826,068 as of September 30, 2007. At September 30, 2007, the Company had a working capital deficiency of $19,260,463. Based on current operations, cash flows from operations will likely be negative throughout calendar year 2007 and for a period of time thereafter. As of September 30, 2007, the Company’s principal sources of liquidity were $36,246 of cash and $981,553 of trade accounts receivable while current liabilities totaled $20,756,959 at that date. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006
(Unaudited)

These losses from operations and negative cash flows have occurred while the Company was developing  and commercializing products utilizing a new and unique technology, opening a new facility, relocating its corporate headquarters and building an infrastructure to support the Company’s plan for growth and development. These activities have continued throughout 2007. This has placed a significant strain on the financial resources of the Company.  The ability of the Company to overcome these challenges depends on its ability to generate greater revenues and reduce its operating costs in order to achieve positive cash flows from operations, as well as the continued availability of  debt and equity financing.

Capital requirements during the next twelve months will depend on numerous factors, including the successful integration of MCCI’s business into our existing operations, the success of our new and current product lines, obtaining new customers for our products, the development of new applications for our products, and the availability of resources to develop and support of our products.  Specifically, it is anticipated that, in addition to the funds raised in a recent financing, we could need approximately $3 million to $5 million over the next twelve months to pursue our current operating plan.  The actual amount is dependent on our success in achieving the goals mentioned above.

Management believes that the actions we have taken and are presently taking will provide the opportunity to continue as a going concern. These actions have included engaging an investment banking firm to assist in raising capital, converting existing debt to equity, raising new capital in the form of Series A and B convertible promissory notes, acquiring of a major competitor, and consolidating products, services and facilities. Current actions being taken include raising additional debt or equity capital, focused marketing of the Company’s products and negotiating sales agreements with plans that these agreements will enable the Company to generate sufficient cash flows for the Company to continue as a going concern. The timing of such fundraising efforts will depend on the extent to which we are able to increase revenues and the success of the investment banking firm and the Company in attracting new investment. We evaluate our working capital needs and operating plan assumptions regularly to determine whether adjustments to our cash and liquidity outlook are warranted, and we also review potential sources of financing on an ongoing basis. However, adequate funds may not be available when needed and there is no assurance that financing will be available or on terms acceptable to the Company. If we raise additional funds by issuing equity securities, existing stockholders may be subject to dilution. Furthermore, the failure to obtain additional working capital could prevent the Company from achieving its business objectives.

Loss Per Common Share– Basic loss per share is computed by dividing net loss for the period by the weighted-average number of common shares outstanding. The nonvested common shares issued as employee compensation are excluded from the calculation of basic loss per share. Diluted loss per share reflects dilutive potential common shares outstanding during the period. During the three and nine months ended September 30 2007, the following anti-dilutive potential common share were excluded from the calculation of diluted loss per share: 6,396,500 nonvested shares of common stock; 42,534,722 shares of common stock issuable upon conversion of notes payable; 32,418,750 shares of common stock issuable upon the exercise of warrants.  During the three and nine months ended September 30, 2006, 3,740,000 shares of common stock issuable upon exercise of warrants were anti-dilutive and were excluded from the calculation of diluted loss per share.

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

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006
(Unaudited)

Note 3.   Acquisition of MCC, Inc.

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

On June 29, 2007, the Company entered into a consulting agreement with the former majority shareholder of MCCI whereby the Company has committed to pay the former majority shareholder consulting fees of $120,000 annually, performance bonuses equal to 2.5% of gross revenue from new customers, and to purchase, for up to $70,000, an automobile for the consultant. The term of the obligation for the consulting fees and the performance bonuses is through December 31, 2009, and will continue for successive one-year periods unless terminated by either party.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006
(Unaudited)

Note 4.   Property and Equipment
	September 30,	December 31,
	2007	2006
Machinery and equipment	$2,044,332	$966,715
Computer and office equipment	123,916	247,791
Furniture and fixtures	39,007	39,007
Vehicles	158,182	27,701
Leasehold improvements	609,138	640,975
Total Property and Equipment	2,974,575	1,922,189
Less: Accumulated depreciation	549,224	272,698
Net Property and Equipment	$2,425,351	$1,649,491

Note 5.   Intangible Assets

	Original Weighted-Average	Gross Carrying	Accumulated Net	Carrying
At September 30, 2007	Useful Life	Amount	Amortization	Amount
Assets Not Subject to Amortization
Brand names and trademarks		$2,374,137		$2,374,137
Assets Subject to Amortization
Non-compete and non-disclosure agreements	4.5 years	762,003	$336,468	425,535
Certifications and licenses	10.0 years	508,002	139,700	368,302
Customer base	5.4 years	2,561,186	459,182	2,102,004
Technology	7.6 years	2,234,613	157,304	2,077,309
Trade secrets and formulas	10.0 years	943,432	188,688	754,744
Total Assets Subject to Amortization	5.6 years	7,009,236	1,281,342	5,727,894
Total Intangible Assets		$9,383,373	$1,281,342	$8,102,031

At December 31, 2006	Original Weighted- Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets Not Subject to Amortization
Brand name and trademark		$508,002		$508,002
Assets Subject to Amortization
Non-compete and non-disclosure agreements	4.5 years	762,003	$210,292	551,711
Certifications and licenses	10.0 years	508,002	101,600	406,402
Customer base	9.0 years	798,289	271,615	526,674
Technology	10.0 years	471,716	58,965	412,751
Trade secrets and formulas	10.0 years	943,432	117,930	825,502
Total Assets Subject to Amortization	6.9 years	3,483,442	760,402	2,723,040
Total Intangible Assets		$3,991,444	$760,402	$3,231,042

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006
(Unaudited)

Note 6. Notes Payable

Revolving Credit Loan Agreements – The Company had a $200,000 revolving credit loan agreement with a bank.  The related promissory note accrued interest on the outstanding balance at the bank’s prime rate plus 1%. The balance of $195,720 was paid during the second quarter of 2007.

Convertible Debentures– Through December 31, 2006, the Company borrowed $1,750,000 and through February 14, 2007, the Company borrowed an additional $500,000 from Tylerstone under the terms of a $3,500,000 revolving line of credit agreement. The related promissory note bore interest on the outstanding balance at 0.5% over prime, (8.75% at February 14, 2007). Upon the reorganization of nCoat into Tylerstone on February 14, 2007, the amounts due under the revolving credit line with Tylerstone were in substance converted into $2,250,000 of convertible debentures payable to a third parties (the “debenture holders”). On May 14, 2007, the Company issued an additional $250,000 of convertible debenture under the same terms. The convertible debentures bore interest at prime plus 0.5% and were due from October 23, 2007 through April 9, 2008. Principal and accrued interest under the debentures was convertible, from the date of issuance, into common stock at $0.50 per share.

Management determined the fair value of the common stock on February 14, 2007 based on a third-party valuation of the Company’s common stock, an assessment of estimated future cash flows and the market value and discounted market value of the Company’s common stock for a short period of time after February 14, 2007. Based upon management’s assessment of the fair value of the Company’s common stock of $0.129 per share on February 14, 2007, the debenture holders did not receive a beneficial conversion option. This conclusion is based on the fair value of the common stock into which the debentures are convertible of $580,500 being less than the $2,250,000 face amount of the convertible debentures. The $250,000 of convertible debenture issued on May 14, 2007 resulted in that debenture holder receiving a beneficial conversion option of $155,000; the resulting discount on the note payable was recognized as interest expense through August 24, 2007.

In connection with the issuance of the debentures, the Company granted registration rights to the debenture holders, which required the Company to file a registration statement by April 15, 2007, registering the resale of the shares issuable upon conversion of the debentures and to use reasonable, commercial, best efforts to have the registration statement declared effective within 90 days thereafter. The debenture holders consented to waive this registration requirement provided that the shares issuable upon conversion were included in the next subsequent registration of the Company’s shares, which obligation was fulfilled by the Company.

Under the conversion terms of the convertible debentures, $2,000,000 of the convertible debentures and $67,752 of related accrued interest were converted into 4,135,503 shares of common stock at $0.50 per share during the second quarter of 2007. During the third quarter of 2007, the remaining $500,000 of the convertible debentures and $18,108 of related interest were converted into 1,036,215 shares of common stock at $0.50 per share. At September 30, 2007, none of the debentures remained outstanding.

Loans Payable – As part of a facility lease agreement, the Company financed leasehold improvements through the lessor. Loans of $283,203 and $230,000 were incurred and under the terms of the agreement the loans bear interest at 1% over prime, or 8.75% at September 30, 2007.  The agreement requires the Company to make monthly payments, plus interest, through March 2011.  A balloon payment of $264,792 was due on May 1, 2007. Prior to the due date of the balloon payment, the Company and the note holder agreed to modify the repayment terms of the balloon payment to payment upon demand. All other terms of the notes remained the same.

From March 30, 2007 through May 4, 2007 the Company borrowed $355,783 from a consultant to the Company and issued notes which were due on September 1, 2007 and bear interest at 5% per annum. The note holder agreed to modify the repayment terms to payment upon demand. From August 31, 2007 through September 25, 2007, the Company borrowed $200,000 from an investor and issued notes which are due on demand and bear interest at 10% per annum.

At the time the Company acquired MCCI there existed a $251,000 loan between MCCI and its majority shareholder.  That loan was converted into a $151,000 promissory note; bearing interest at 6%; payable in monthly installments of $15,670 and 250,000 shares of the Company’s common stock.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006
(Unaudited)

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

Series A and B 6% Convertible Promissory Notes– From May 25, 2007 through June 18, 2007 (primarily on May 31, 2007), the Company issued $9,000,000 of Series A 6% convertible promissory notes (the “Series A Notes”) and warrants to purchase 22,500,000 shares of common stock exercisable at $1.00 per share through May 31, 2012. The Series A Notes are convertible into common stock at $0.40 per share through May 31, 2010, when the Series A Notes are due. Accrued interest is payable quarterly.  From May 31, 2007 through July 10, 2007, the Company issued $3,250,000 of Series B 6% convertible promissory notes (the “Series B Notes”) and warrants to purchase 8,125,000 shares of common stock exercisable at $0.80 per share through May 31, 2010. The Series B Notes are convertible into common stock at $0.40 per share through May 31, 2010, when the Series B Notes are due. Accrued interest is payable quarterly. The Company issued the placement agent 1,793,750 warrants that are exercisable at $0.40 per share through May 31, 2012. The Series A and B private placement offerings included $800,000 of advances received from the note holders during March and April 2007 before the notes were issued. The Company received $11,318,936 of proceeds from the issuance of the Series A and Series B convertible notes and warrants, net of cash offering costs of $931,064.

The common stock into which the Series A Notes are convertible, the related warrants and the common stock issued upon conversion of the $2,500,000 convertible debentures described above are subject to certain registration rights. Per the registration rights agreement, the Company was required to file a registration statement within 45 calendar days of the first closing of $1,000,000 or more of the private placement offering of the Series A Notes, which filing obligation was met, and the Company is required to have the registration statement declared effective within 75 calendar days of the initial filing. After the registration statement is declared effective, the Company is required to keep the registration statement effective until all the registered shares of common stock are sold. In the event that the Company fails to accomplish any of these requirements, the Company will be required to pay partial liquidating damages of 1% per month of the aggregate purchase price paid by the Series A note holders, or $90,000 per month. If the Company fails to pay the prescribed damages within 7 days of the date payable, interest will be charged at a rate of 18% per annum. In accordance with FASB Staff Position (FSP) EITF 00-19-2, Accounting for Registration Payment Arrangements, and SFAS No. 5, Accounting for Contingencies, the registration payment liability has been adjusted to $450,000 at September 30, 2007 for estimated payments to be made under the registration rights agreement. The value of this registration payment liability will be adjusted to reflect the fair value of the liability at each balance sheet date until all related obligations have been met.

The Series A and Series B Notes become redeemable upon demand of the note holders upon the occurrence of certain default or triggering events. Upon a triggering event, the holders have a right to require the Company to redeem their notes at an amount equal to any accrued interest, accrued and unpaid liquidated damages plus the greater of (A) the conversion amount to be redeemed multiplied by 125% during the first 12 months of the term of the note or 115% thereafter, or (B) the conversion amount to be redeemed multiplied by the quotient of (i) the closing sale price at the time of the triggering event (or at the time of payment of the redemption price, if greater) divided by (ii) the conversion price. There are 14 triggering events in the Series A Notes and 13 triggering events in the Series B Notes. Among the major triggering events are failure provide notice and pay the related partial liquidated damages to the note holders within one day of the following events: failure to file the registration statement or obtain its effectiveness by the required dates, failure to respond to comments by the U.S. Securities and Exchange Commission within 15 days of receipt of those comments, suspension from trading or listing on a market, failure to convert shares upon request, failure to qualify new debt as permitted debt under the terms of the Series A and Series B Notes and failure to make payments under the terms of the promissory notes.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006
(Unaudited)

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

The value of the placement agent warrants issued and the cash offering costs were allocated on a pro-rata basis to the underlying instruments of the offering. The Company capitalized $975,786 of deferred loan costs. These costs were amortized to interest expense through August 24, 2007. The proceeds from issuance of the Series A and Series B Notes were allocated to the notes and the warrants based upon their relative fair values. This allocation resulted in allocating $5,236,985 to the beneficial conversion option, $5,656,056 to the warrants, $998,108 to the placement agent warrants, $270,000 to the registration payment liability and none to the notes payable. The resulting $12,250,000 discount to the Series A and Series B Notes and the deferred loan costs were amortized to interest expense August 24, 2007.

The Company filed a registration statement with the U.S. Securities and Exchange Commission (the “SEC”) on July 12, 2007 registering the common stock into which the Series A Notes are convertible and the shares of common stock underlying the warrants and received comments on the registration statement from the SEC on August 8, 2007. The Company did not respond to those comments by August 23, 2007 as required by the terms of the Series A and Series B Notes; therefore a triggering event occurred on August 24, 2007 when the Company failed to notify the note holders of the failure to respond to the SEC’s comments or to pay the related $90,000 of liquidated damages to the Series A note holders. As a result, the Series A and Series B Notes became due upon demand at 125% of their original face amount or $15,312,500. During September 2007, the Company issued $200,000 of proceeds from issuing notes payable that were not permitted loans under the terms of the Series A and Series B Notes. The Company’s failures to notify the note holders of each of the issuances of the $200,000 of non-permitted notes payable were additional triggering events.

The Company did not obtain effectiveness of the registration statement on September 25, 2007 and failed to notify the note holders on September 26, 2007, which are an additional triggering event. As a result, the conversion price of the common stock was changed that date, under the terms of the Series A and Series B notes, to $0.36 per share. As a result, the Series A and Series B notes became convertible into 42,534,722 shares of common stock. No additional beneficial conversion option was recognized as a result of the modification of the conversion price since the beneficial conversion option is limited to the proceeds allocated to the notes payable and all of the proceeds were allocated to the original beneficial conversion option.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006
(Unaudited)

Notes payable at September 30, 2007 and December 31, 2006 are summarized as follows:

	September 30,	December 31,
	2007	2006
6% $11,250,000 Series A convertible promissory notes; due on demand	$11,250,000	$-
6% $4,062,500 Series B convertible promissory notes; due on demand	4,062,500	-
$200,000 Revolving credit line payable to a bank	-	195,720
Convertible debentures; bore interest at 0.5% over prime rate; converted in 2007	-	1,750,000
Note payable; paid June 5, 2007	-	3,000,000
Note payable, bearing interest at prime plus 1.0% (8.75% at September 30, 2007);due March 2011	182,198	230,000
Note payable, bearing interest at prime plus 1.0% (8.75% at September 30, 2007); payable on demand	280,364	283,203
Note payable; bearing interest at 8.35%, payments due through November 7, 2007	13,232	-
Notes payable to a bank; secured by equipment; bearing interest at 6.75% to 7.75%; payments due through 2010	14,581	-
Notes payable to a bank; secured by equipment; bearing interest at 6.75% to 7.75%; payments due through 2010	50,732	67,007
Notes payable, bearing interest at 5%; payable on demand	355,783	-
Note payable, bearing interest at 6%; payments due through May 2008	121,873	-
Note payable to a bank; secured by equipment; bearing interest at 6.98%; payable in monthly installments of $4,841 through February 2014	298,708	-
Notes payable; bearing interest at 10%; unsecured; due on demand	200,000	-
Total Notes Payable	16,829,971	5,525,930
Less: Current portion	16,394,398	5,305,021
Long-Term Notes Payable	$435,573	$220,909

The fair value of notes payable was determined based upon current market interest rates and was $16,829,971 at September 30, 2007. Future annual maturities of notes payable, exclusive of unamortized discounts, as of September 30, 2007, were as follows:

Years Ending December 31:
2007	$16,226,888
2008	194,912
2009	119,803
2010	103,980
2011	69,240
Thereafter	115,148
Total	$16,829,971

Note 7. Stock Compensation Plan

On February 2, 2007, the Company adopted a stock award plan (the “Plan”) and began awarding shares of common stock and shares of nonvested common stock to employees and consultants as compensation. The nonvested shares vest over periods ranging from immediately upon being issued to four years. If an employee terminates employment with the Company prior to the shares vesting, the nonvested portion of the shares will be forfeited and returned to the Company. The nonvested shares are being held in an escrow by a third party. Compensation related to the shares awarded is based upon the fair value of the awards expected to vest, as determined by the Black-Scholes option pricing model and recognized by the graded-vesting method over the period each award vests. The Company recognized $1,222,044 of related compensation expense during the nine months ended September 30, 2007.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006
(Unaudited)

A summary of the status of the Company’s nonvested shares of common stock as of September 30, 2007 and changes during the nine months then ended were as follows:

		Weighted-Average
		Award-Date
Nonvested Shares of Common Stock	Shares	Fair Value
Award	13,309,090	$0.144
Vested	(6,887,590)	$0.129
Forfeited	(25,000)	$0.129
Nonvested at September 30, 2007	6,396,500	$0.160

As of September 30, 2007, there was $526,683 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.3 years from September 30, 2007. The total fair value of the shares that vested during the nine months ended September 30, 2007 was $982,107.

Note 8. Common Stock

In addition to shares of common stock issued as part of the stock compensation plan, on February 2, 2007, 1,130,910 shares of common stock were issued to a shareholder to whom the company had issued 5,666,668 shares of common stock for $1,500,000 in June 2006. The additional shares were to increase the number of shares issued for the original cash consideration and was recorded during February 2007 for no additional consideration. On February 14, 2007, 3,740,000 shares of common stock were issued upon the exercise of warrants for $170. On March 23, 2007, the Company issued 880,400 shares of common stock to an investment banker for its services in facilitating a debt or equity offering. The shares were valued at $113,572, or $0.129 per share, and were recognized as deferred loan costs. On August 17, 2007, $100,000 of principal on a note payable to the former majority shareholder of MCCI was converted into 250,000 shares of common stock.

Note 9.   Income Taxes

Accrued income taxes at September 30, 2007 consisted of $108,975 of federal and state income taxes assumed in the acquisition of MCC, Inc. on June 29, 2007. There was no benefit or provision for income taxes during the nine months ended September 30, 2007. The net deferred income tax liability consisted of the following at September 30, 2007 and December 31, 2006:

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006
(Unaudited)

	September 30,	December 31,
	2007	2006
Deferred Tax Liabilities
Property and equipment	$10,062	$9,332
Intangible assets	3,129,004	1,205,179
Total Deferred Tax Liabilities	3,139,066	1,214,511
Deferred Tax Assets
Amortization of discount on notes payable	5,973,549	-
Allowance for doubtful accounts	71,647	36,001
Accrued consulting obligation	193,100	186,500
Operating loss carryforwards	5,945,691	3,001,627
Total Deferred Tax Assets	12,183,987	3,224,128
Valuation Allowance	(9,044,921)	(2,009,617)

Net Deferred Tax Liability	$-	$-

During the nine months ended September 30, 2007, the deferred tax valuation allowance increased by $9,117,667 from operations and decreased by $2,082,363 from the deferred tax effects of acquiring MCC, Inc.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report on Form10-QSB.

This management’s discussion and analysis, as well as other sections of this report on Form10-QSB, may contain “forward-looking statements” that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, forecasts, or assumptions. Any statement that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “ project,” “expect,” “intend,” “may,” “anticipate,” “plans,” “seeks,” and similar expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties include, but are not limited to uncertainties discussed in filings made with the Securities and Exchange Commission. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

Tylerstone Ventures Corporation (“Tylerstone”) was incorporated under the laws of the State of Delaware on September 24, 1998, with authorized common stock of 25,000,000 shares at a par value of $0.001. Tylerstone’s formation and prior operations are as described in the appropriate periodic reports filed by Tylerstone with the United State Securities and Exchange Commission (the “Commission”).

In the fall of 2006, Tylerstone’s then current management began discussions with the management of a company named nCoat, Inc. These discussions and eventual negotiations considered the possible mutual interest between the parties. Tylerstone was a registered and reporting company that had been completing requirements to be listed on the OTC Bulletin Board and nCoat was an operating company that needed additional capital.  A merger was agreed upon whereby Tylerstone would buy nCoat, run that business and change Tylerstone’s name so that nCoat, Inc would be the name of the public entity. In anticipation of the merger of the parties, nCoat, Inc. changed its name to nCoat Automotive Group, Inc. (“nCoat Auto”) to allow Tylerstone to amend its articles of incorporation to change its name to nCoat, Inc. We completed the administrative steps and on February 3, 2007, Tylerstone entered into a Share Exchange Agreement (the “Agreement”) with nCoat Auto for the purpose of acquiring all of the issued and outstanding shares of common stock of nCoat Auto, par value $0.001 per share (“nCoat Auto Common Stock”), in exchange for new shares of Tylerstone’s Common Stock.

On February 14, 2007, the parties to the Agreement completed the initial steps contemplated by the Agreement. Pursuant to the terms of the Agreement, nCoat, Inc., which was formerly Tylerstone, acquired 11,554,545 shares of nCoat Auto Common Stock from all of the shareholders of nCoat Auto, which represented 100.0% of the issued and outstanding shares of nCoat Auto Common Stock, in exchange for the issuance of 50,840,000 shares of nCoat, Inc. Common Stock, par value $0.0001 per share, which represents 57% of the then issued and outstanding shares of nCoat, Inc.’s Common Stock. As an integral part of the Agreement, we then undertook the additional fund-raising financing steps as required by the terms of the Agreement.

As used in this report, the terms, “nCoat,” “the Company,” and “the Registrant” means nCoat, Inc., and its subsidiaries, taken as a whole, unless the context indicates otherwise. The historical references to nCoat or the Company prior to the February 14, 2007, closing date refers to the historical financial information of the original nCoat, Inc. (nCoat Auto).  We also will use the terms “we”, “us” and “our” in order to make the text of this document as readable as possible, only referring to the companies by name to reduce the confusion of similarly named groups.

Background and History of nCoat Auto and its Operating Subsidiaries and Affiliates

We specialize in nanotechnology research, licensing, and the commercialization, distribution and application of nano-formulated, as well as traditional, surface coatings. Our specialized coatings are used by the automotive, diesel engine, trucking, recreational vehicle, motorcycle, aerospace and oil and gas industries for heat management, corrosion resistance, friction reduction, bond strength and appearance. Operations are headquartered in Whitsett, North Carolina, along with our largest production facility. In addition, the Company maintains satellite production facilities in Bluffdale, Utah; Tempe, Arizona; Oklahoma City, Oklahoma; Pascagoula, Mississippi; and Quakertown, Pennsylvania. As previously reported by us, we have historically had franchise agreements in France, New Zealand and Australia under which we have sold a minimal volume of its coatings to the franchisees. As of the date of this filing, the franchise agreements in Australia had been terminated either by the expiration of the original term of the franchise agreement or due to the closure of the franchisee’s business. We are currently evaluating restructuring the relationships with the operations in New Zealand and France.

nCoat Auto operated as an unincorporated association from September 25, 2004, until January 2005 when it was incorporated in Delaware under the name and style of NanoCoat, Inc. NanoCoat, Inc. was a development stage enterprise until it completed the acquisition of High Performance Coatings, Inc. (“HPC”) on September 30, 2005. In the fall of 2006, NanoCoat, Inc., in the interest of going forward with branding and other commercial marketing efforts, elected to change its name to nCoat, Inc. and then later to nCoat Automotive Group, Inc. to allow for the nCoat/Tylerstone merger.  From September 30, 2005, the date of the HPC acquisition, nCoat has been a fully operating company.

In May 2006, nCoat Auto formed nTech, Inc. (“nTech”), a Delaware corporation that is a wholly owned subsidiary, designated to develop and hold proprietary intellectual property for the nCoat Auto group of companies.  On June 29, 2007, we acquired all of the common stock of MCC, Inc. (Metallic Ceramic Coatings, Inc., or "MCCI"), a Pennsylvania corporation doing business under the brand name of Jet-Hot®.

Part of our business focuses on nanotechnology research, licensing, and the commercialization, distribution and application of nano-formulated, as well as traditional, surface coatings.  Nanotechnology is the branch of science dealing with manipulating, building, and organizing material from extremely small particles, some at the molecular level.  These diminutive particles can be combined in new, disruptive materials that have unique properties.

We have developed a business strategy to commercialize these new products, we have focused thus far on our specialized coatings that are used by the automotive, diesel engine, trucking recreational vehicle, motorcycle, aerospace and oil and gas industries for heat management, corrosion resistance, friction reduction, bond strength and appearance.

Since inception, we have focused our resources on the following areas:

1)	Develop proprietary nanotechnology coatings formulations into commercially viable nano-formulated coatings and materials products.

2)
Fund the acquisitions of profitable high performance coating (surface treatment) companies in a highly fragmented cottage industry and to provide operating and expansion capital for growth of those acquisitions.

3)	Exploit the organic growth prospects in HPC, MCCI and in all future acquisitions. (See discussion below.)

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

In anticipation of achieving growth through acquisitions and internal growth of existing operating entities, we added facilities, personnel, systems and processes to support business growth and acquisition activities. Details of these expenses are discussed below.

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

On June 29, 2007, we acquired MCCI, a primary competitor of HPC.  Management believes that MCCI’s 26-year market share growth and customer base in automotive aftermarket and original equipment manufacturing (OEM) markets could effectively double the revenues of nCoat.

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

Our headquarters’ address is 7237 Pace Drive, P.O. Box 38, Whitsett, NC 27377, and our phone number is (336) 447-2000.

.
Results of Operations

Performance in Third Quarter of 2007 Compared to Third Quarter of 2006

Performance Overview

The quarter to quarter increase in revenue of approximately $1.3 million was attributable to the June 29, 2007 acquisition of MCCI. HPC revenues were slightly less than those in the same period in 2006 and continue to be impacted by changes being implemented by our diesel engine manufacturing customers. According to industry sources, heavy-duty truck sales have fallen 42.5% for the first eight months of 2007.  One major truck manufacture reported a 71% decrease in year to year unit sales. Beginning in January 2007, our diesel engine manufacturing customers were required to introduce new engine platforms to meet new Environmental Protection Agency (EPA) requirements to lower harmful particulates in engine emissions in order to comply with Federal clean air standards. nCoat sells and applies coatings that aide diesel emissions systems to meet these new standards. Our customers’ introduction of the new engine platform created increased sales of engines manufactured in the 2006 model year prior to introduction of the new 2007 engines.

Cost of Sales.

Cost of sales as a percentage of sales decreased from 110% in the third quarter of 2006 to 64% for the quarter ended September 30, 2007. With the acquisition of MCCI, we have increased the percentage of our business related to after market products, which typically have a higher margin than our OEM products. Costs in 2006 were inflated due to the use of temporary labor, excessive overtime, high transportation costs and the associated costs related to the ramp up in production.

General and Administrative Expenses.

General and administrative expenses for the quarter ended September 30, 2007 increased by approximately $888,000 and decreased as a percentage of sales from 112% to 89% for the same period in 2006. The 2007 general and administrative expenses include costs related to our first year operating as a public company and the associated costs of nCoat, which reflect the costs related to the infrastructure created to support the aggressive acquisition and growth plan for the Company.

Sales and Marketing Expense.

Sales and marketing expense for the three months ended September 30, 2007, increased by approximately $27,000 and decreased to 14% of sales compared to 27% for the same period in 2006.  This increase in 2007, when compared to the same period in 2006, is attributable to higher marketing costs at MCCI to promote its aftermarket products.

Interest Expense.

The increase in interest expense reflects the impact of the write-off of all remaining debt discount, deferred loan costs and redemption premium related to acceleration of the maturity date for the Series A and Series B Convertible Notes.  In the third quarter of 2007 a total of $15,920,903 was charged to interest related to this acceleration, consisting of $11,909,722 debt discount, $3,062,500 redemption premium and $948,681 of deferred loan coasts..

Earnings per Share.

As a result of the share exchange transaction discussed in the filing, exercise of warrants, conversion of debt the number of outstanding shares have increased to 96,650,451 and the weighted average shares have increased from 33,660,000 for the three months ended September 30, 2006 to 89,496,127 at September 30, 2007.

The Company incurred losses of $18,253,678 and $2,462,397 during the three month periods ended September 30, 2007, and September 30, 2006, respectively.

Performance in the First Nine Months of 2007 Compared to First Nine Months of 2006

Performance Overview

When compared to the nine month period ending September 2006, the year to date increase in revenue of approximately $922,000 is attributable to the acquisition of MCCI on June 29, 2007. Factors impacting our year to year revenue comparisons include the impact of the reduced number diesel engines being produced by our customers and the impact of nonrecurring source of revenue. Revenue in 2006 included approximately $900,000 of nonrecurring revenue from fulfilling a one-time contract for a major motor motorcycle manufacturer that utilized our coatings services while their vendor rebuilt a facility following a fire.  After a three year relationship with us, a major OEM Diesel engine manufacturer, which from time to time represented as much as 20% of our revenue, consolidated their manufacturing operations to Europe.  Due to this change, the cost of transporting parts to our facility caused the customer to discontinue using our coatings.

Cost of Sales.

Cost of sales as a percentage of sales decreased to 76% for the nine months ended September 30, 2007, compared to 87% for the same period in 2006. Although there was improvement in the third quarter, our year-to-date cost of sales continue to be impacted by  the higher cost associated with the usual and customary costs related to the start-up of a new facility

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2007 increased by approximately $3.5 million to 127% of sales compared to 71% for the same period in 2006. The expense for the period reflects the grant of shares of common stock to employees during the first and third quarter and the related expense of $1,222,044. The 2007 increase over the same period in 2006 also reflects costs related to creating and operating a public company and the costs related to the infrastructure created to support the aggressive acquisition and growth plan for the Company

Sales and Marketing Expense

Sales and marketing expense for the nine months ended September 30, 2007, decreased by approximately $250,000 and decreased to 13% of sales compared to 22% for the same period in 2006.  This decrease in 2007, when compared to the same period in 2006, is attributable to a major sales campaign which began in the second quarter of 2006. The Company has not conducted a similar campaign in 2007.

Interest Expense

Interest expense increased by approximately $16 million for the nine months ended September 30, 2007.  This increase reflects the impact of the write-off of all remaining debt discount, deferred loan costs and redemption premium related to the acceleration of the maturity date for the Series A and Series B Convertible Notes.

Earnings per Share.

As a result of the share exchange transaction, issuance of employee stock, exercise of warrants and conversion of debt, the number of outstanding shares has increased to 96,650,451 and the weighted average shares have increased from 30,484,175 for the six months ended September 30, 2006 to 78,618,770.

The Company incurred losses of $23,440,334 and $4,257,999 and used $3,818,531 and $2,092,546 of cash in operating activities during the periods ended September 30, 2007 and September 30, 2006, respectively.

Financial Statements, One-Time Charges and Capital Expenditures

We continued to feel the effects of and experience higher costs related to preparing for accelerated growth through acquisitions and organic internal growth of existing operating entities. In 2006, we added facilities, personnel, systems and processes to support business growth and acquisition activities. These expenditures we discussed in the Company’s current report on Form 8K filed on May 18, 2007.  Areas where expenditures and one-time expenses impacted the first nine months of 2007 were:

1.	Facilities
a.
We incurred additional expenses related to the opening a facility closer to our customer base in North Carolina, tooling and prototyping for new accounts, aftermarket finishing equipment, staging and cleaning equipment were added.

b.
We transferred additional production of high volume “H Series” and “S Series” OEM accounts from the HPC Utah facility to the North Carolina facility. HPC continued to retool the Utah facility to meet production requirements for high volume “E-Series” production for new customers in the diesel engine trucking industry.

2.	Headquarters Relocation
a.
Corporate headquarters was moved from Utah to North Carolina  This relocation began in 2006 and has continued through 2007. Key employees have been relocated to North Carolina and new offices were established at the North Carolina production facilities.

3.	Personnel
a.
The Company hired personnel in 2006 to ramp production, prepare for acquisition, transition and integration and to prepare for registration with the Securities and Exchange Commission. We have focused on completion of Standard Operating Procedure documentation, preparation of information systems, accounting, human resource, production, communications, mixing and blending, strategic finance and other systems to accommodate rapid growth from internal and acquisition growth.

4.	Public Company Preparation
a.
In the first quarter of 2007 one-time expenses were incurred in connection with preparation for merger with a publicly traded entity.  Additional expenses were taken to close the shell acquisition transaction and affect the merger, prepare for application for public trading, meet SEC requirements, hire trading support entities and launce the public trading of the newly acquired shell.  Expenses include:

i.	Legal;
ii.	Accounting, review and audit;
iii.	Contracts with transfer agent;
iv.	Printing and delivery of original stock certificates;
v.	Retention and compensation of investment banking firm; and
vi.	Public filings.

5.	Research and Development
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

Liquidity and Capital Resources

nCoat is a company with limited operating history and experience upon which to base an evaluation of its performance. In September of 2005, we acquired High Performance Coatings, Inc. (“HPC”), an operational coatings company, which was responsible for the majority of our consolidated revenues. In 2006, we formed an intellectual property and development entity, nTech, Inc. (“nTech”), and in June 2007, we acquired all of the common stock of Metallic Ceramic Coatings, Inc. (“MCCI”), a primary competitor of HPC with 26 years of coatings experience and historical revenues similar to HPC.

On April 13, 2007, we converted $2,000,000 of convertible debentures and $67,752 of accrued interest into 4,135,503 shares of our common stock at $0.50 per share. The remaining $500,000 of convertible debentures, along with accrued interest of $18,107, was converted to 1,036,215shares of common stock at $0.50 per share on August 24, 2007.

From May 25, 2007, through July 9, 2007, we issued $9,000,000 of Series A 6% convertible promissory notes (the “Series A Notes”) and warrants to purchase 22,500,000 shares of common stock, exercisable at $1.00 per share through May 31, 2012. The Series A Notes are convertible into common stock at $0.40 per share through May 31, 2010 when the Series A Notes are due. On May 31, 2007, the Company issued $3,250,000 of Series B 6% convertible promissory notes (the “Series B Notes”) and warrants to purchase 8,125,000 shares of common stock at $0.80 per share through May 31, 2010. The Series B Notes are convertible into common stock at $0.40 per share through May 31, 2010 when the Series B Notes are due. The Series A and B private placement offerings included the conversion of $800,000 of advances from investors of which $700,000 had been received prior to March 31, 2007. The Company received $10,618,916 of proceeds from the issuance of the Series A and Series B convertible notes, net of the $700,000 of advances previously recognized and net of cash offering costs of $931,064.

In the final stages of the offering, after we had closed on the purchase of MCCI, a subscribed investor did not fund its portion of offering.  Our intended use of proceeds included retirement of debt and related accrued interest of $3,677,286, $5,000,000 for the acquisition of MCCI, payment of significant pre-offering liabilities and establishing a working capital reserve. The retirement of pre-offering liabilities and the working capital portion of the offering did not get raised prior to our contractual obligation to close the offering.  This deficiency of the expected $3,500,000 in funding, combined with the seasonal lull in aftermarket and OEM revenues, has caused us to experience a significant liquidity crisis.  A number of our vendors have turned our account over to collection agencies and at September 30, 2007, we had accounts payable in excess of $1.5 million over 120 days past due.

At September 30, 2007 we are in technical breech of the Securities Purchase Agreement and the related Series A and B Convertible Notes and Registration Agreement (collectively the “Note Agreement”). This technical breech is due to our failure to respond to SEC comments within 15 days following receipt, failure to have the registration of the underling shares effective within 75 days of the required filing date, failure to pay partial liquidating damages of $90,000 and issuing $200,000 of unauthorized debt.

Although no demand has been made, the Note Agreement provides that in the event of a breech, within the first 12 months following closing, the holders are entitled to demand immediate redemption of all, or any portion of, the face value of the Series A Notes and Series B Notes, along with a 25% redemption premium and setting the note conversion price to the stock value on that date. As a result, the full face value of the Notes and redemption premium are shown on our Balance Sheet as current liabilities at September 30, 2007.  In the three month period ending September 30, 2007, we have expensed all remaining debt discount related to the Series A and B Notes, the 25% redemption premium, all remaining deferred loan costs as well as providing for an additional $450,000 of potential liquidating damages until the registration of the underlying securities is completed.  The note conversion price has been reset to $0.36 per share.

Although there is no assurance that a waiver will be granted, or if granted the changes to the Note Agreement that would be required, we have requested a waiver of these breeches from the note holders. Any changes to the agreement or to accounting treatment described above will be reflected in subsequent periods.

We have been active in our attempt to reduce our losses and conserve cash.  We have had a reduction in work force and reduced head count by 40 employees.  Following the acquisition of MCCI we consolidated our two Arizona facilities.  On August 31, 2007 and September 14, 2007 certain salaried employees elected to defer all or a portion of their salaries totaling $143,473.  On November 9, 2007 all salaried employees’ compensation, totaling $89,193, was deferred.  We have limited travel and curtailed expenditures.  Since September 30, 2007 we have borrowed an additional $440,000 from investors.

The Company’s continued existence and plans for future growth depend on its ability to continue to obtain the capital necessary, either through the issuance of additional debt or equity instruments, to operate until the profitability occurs through the generation of increased revenue and cost containment. We will need to continue to raise this capital to fund both the normal operating costs and expansion efforts. If we are not able to generate sufficient revenues and cash flows or obtain the necessary funding, we will be unable to continue as a going concern. As disclosed in the May 17, 2007, report of the independent auditors related to the Company’s financial statements for the fiscal year ended December 31, 2006, the Company’s recurring losses and negative cash flows from operations raises substantial doubt about the Company’s ability to continue as a going concern. Cash used for operating activities was $3,818,531 for the nine months ended September 30, 2007. The Company’s working capital deficiency as at September 30, 2007 was $19,260,463 with accumulated losses from the date of inception of $31,826,068.

As discussed above, we have taken, and continue to take, steps that will allow us to continue as a going concern.  For example we have entered into a share exchange agreement with Tylerstone in February 2007; have engaged an investment banking firm to assist in raising new capital; have converted existing debt into equity; raised new capital; purchased a major competitor; consolidated facilities; strengthened the management team; increased operating activities focused on marketing our products; and negotiated sales agreements to enable us to generate sufficient cash flow to continue as a going concern. Nevertheless, if we do not receive sufficient funds to settle amounts owed to creditors and pay future expenses, there is the possibility that the Company would be unable to continue.

At September 30, 2007, we had assets of $12,023,878 and liabilities of $21,599,500. Amounts owed to related parties have no specific terms of repayment and bear no interest.

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

PART II

OTHER INFORMATION

Item 1 – Legal Proceedings

High Performance Coatings, Inc., adv. Dennis Cox, Sr., EEOC, Charge NO. 435-2007-00549; High Performance Coatings, Inc., adv. Dennis Cox, Jr., EEOC, Charge NO. 435-2007-00610. Dennis Cox, Sr., and Dennis Cox, Jr., filed with the Equal Employment Opportunity Commission a charge of discrimination against High Performance Coatings, Inc. (“HPC”) alleging sexual harassment, employment discrimination, and retaliatory discharge.  HPC has responded to the claims, and is vigorously defending itself against these claims.  HPC recently learned that the EEOC dismissed the claim of Dennis Cox, Sr., as of October 9, 2007.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Private Offering of Convertible Notes and Warrants

As a part of the Company’s plan of operations and strategy for financing the operations of the merged companies and pursuant to a private offering of our securities (the “Offering”), we entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors.  From May 25, 2007 through June 18, 2007 (primarily on May 31, 2007), we issued $9,000,000 of Series A 6% convertible promissory notes (the “Series A Notes”) and warrants to purchase 22,500,000 shares of common stock exercisable at $1.00 per share through May 31, 2012. From May 31, 2007 through July 10, 2007, the Company issued $3,250,000 of Series B 6% convertible promissory notes (the “Series B Notes”) and warrants to purchase 8,125,000 shares of common stock exercisable at $0.80 per share through May 31, 2010.

A NASD Member firm acted as our placement agent (“Placement Agent”).  For its services as Placement Agent in connection with the Offering, we agreed to pay the Placement Agent fees, commissions and reimbursable expenses equal to approximately $931,064, and issued 880,400 shares of common stock and warrants to purchase 1,132,895 shares of the Company's common stock. The warrants are exercisable at $0.40 per share.

Terms of Notes and Warrants

The Securities sold in the Offering consisted of our Series A 6% Convertible Notes (the “Series A Notes”); our Series B 6% Convertible Notes (the “Series B Notes”); our Series A Warrants (the “Series A Warrants”); and our Series B Warrants (the “Series B Warrants”).

Series A Convertible Notes

The Series A Convertible Notes are initially convertible into our common stock at a price of $0.40 per share.  The Series A Notes bear interest at a rate of 6% annually, with interest calculated on the basis of a 365-day year and the actual number of days elapsed, to the extent permitted by applicable law.  Any interest that accrues under the Series A Notes is payable quarterly in arrears on each January 1, April 1, July 1 and October 1, beginning on the first such date after the issuance of the Series A Notes, in cash or registered shares of common stock at our option.  The Series A Notes become due and payable three years from the date of the Purchase Agreement, unless the investors have converted the Series A Notes into shares of our common stock (the “Series A Note Shares”) pursuant to the terms of the Series A Notes.  The initial conversion price is $0.40, subject to adjustment as outlined in the Series A Notes.  In connection with the sale of the Series A Notes, we granted to the investors certain rights relating to redemption and repayment of the Series A Notes, approval of certain corporate transactions, and other rights, all as set forth in the Series A Notes.  We made certain covenants relating to past indebtedness, future indebtedness, and other covenants, all as set forth in the Series A Notes.

Series A Warrants

The Series A Warrants have a term of five years from the date of the Purchase Agreement, and are initially exercisable at $1.00 per share, subject to adjustment as set forth in the Series A Warrants.  Under the terms of the Series A Warrants, if at any time after one year from the issuance of the Series A Warrants there is not an effective registration statement registering, or no current prospectus available for, the resale of the shares underlying the Series A Warrant Shares by the investor, then the Series A Warrants may also be exercised at such time by means of a cashless exercise pursuant to a formula set forth in the Series A Warrants.

Series B Convertible Notes

The Series B Notes are initially convertible into the Company’s common stock at a price of $0.40 per share.  The Series B Notes bear interest at a rate of 6% annually, with interest calculated on the basis of a 365-day year and the actual number of days elapsed, to the extent permitted by applicable law.  Any interest that accrues under the Series B Notes is payable quarterly in arrears on each January 1, April 1, July 1 and October 1, beginning on the first such date after the issuance of the Series B Notes, in cash or registered shares of common stock at the option of the Company.  The Series B Notes become due and payable three years from the date of the Purchase Agreement, unless the Investors have converted the Series B Notes into shares of the Company’s common stock (the “Series B Note Shares”) pursuant to the terms of the Series B Notes.  The initial conversion price is $0.40, subject to adjustment as outlined in the Series B Notes.  In connection with the sale of the Series B Notes, the Company granted to the Investors certain rights relating to redemption and repayment of the Series B Notes, approval of certain corporate transactions, and other rights, all as set forth in the Series B Notes.  The Company made certain covenants relating to past indebtedness, future indebtedness, and other covenants, all as set forth in the Series B Notes.

Series B Warrants

The Series B Warrants have a term of three years from the date of the Purchase Agreement, and are initially exercisable at $0.80 per common share, subject to adjustment as set forth in the Series B Warrants.  Under the terms of the Series B Warrants, the Series B Warrants may also be exercised at such time by means of a cashless exercise pursuant to a formula set forth in the Series B Warrants.

Convertible Debentures

From October, 2006 to May 31, 2007, the Company issued a series of Convertible Debentures.  The total proceeds from the sale of the Debenture total were $2,500,000.  These Debentures were convertible at a rate of one share of common stock of the Company for each $.50, for a total expected issuance of 5,000,000 shares excluding the interest which will also be converted into an issuance of shares.  The rate of interest is 8.75%.  The holders of $2,500,000.00 of the outstanding Debentures have provided the Company with a notice of conversion and stock has been issued.  The Debenture Agreement required the Company to register the shares underlying the conversion.

In each case, the securities were issued in connection with private transactions with accredited investors pursuant to Section 4(2) of the Securities Act and regulations promulgated thereunder.

Proceeds from the sale of the above securities were and will be used for retirement of debt, acquisition of MCCI and working capital.

Item 5 – Other Information

On October 12, 2007, Michael D. Reilly resigned his position as Chief Marketing & Sales Officer of the Company.

Item 6 – Exhibits

The following documents are filed as an exhibit to this Report:

Exhibit	Description

3.1	Certificate of Incorporation (previously filed as an exhibit to a registration statement on Form SB-2, filed with the Commission on December 27, 2004, and incorporated herein by this reference).
3.2
Certificate of Amendment to Certificate of Incorporation (previously filed as an exhibit to a Current Report on Form 8-K, filed with the Commission on February 8, 2007, and incorporated herein by this reference).

3.3	Bylaws (previously filed as an exhibit to a registration statement on Form SB-2, filed with the Commission on December 27, 2004, and incorporated herein by this reference).
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

5.1	Opinion of Sichenzia Ross Friedman Ference LLP
10.1
Form of Securities Purchase Agreement (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on June 1, 2007, and incorporated herein by this reference).

10.2	Form of Series A Notes (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on June 1, 2007, and incorporated herein by this reference).
10.3	Form of Series A Warrants (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on June 1, 2007, and incorporated herein by this reference).
10.4	Form of Series B Notes (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on June 1, 2007, and incorporated herein by this reference).
10.5	Form of Series B Warrants (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on June 1, 2007, and incorporated herein by this reference).
10.6
Form of Registration Rights Agreement (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on June 1, 2007, and incorporated herein by this reference).

10.7	Form of Escrow Agreement (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on June 1, 2007, and incorporated herein by this reference).
10.8
Form of Amendment to Escrow Agreement (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on June 1, 2007, and incorporated herein by this reference).

10.9	Form of Lockup Agreement (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on June 1, 2007, and incorporated herein by this reference).
10.10
Stock Purchase Agreement by and among nCoat, Inc., MCC, Inc., and Michael Novakovic and Phebe Novakovic, dated June 19, 2007 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on June 22, 2007, and incorporated herein by this reference).

10.11
Lease Agreement, dated May 15, 2001, between Remco Management Company, LLC, and HPC, (previously filed as an exhibit to a Registration Statement on Form SB-2, filed with the Commission on October 12, 2007, and incorporated herein by this reference).

10.12
Lease Extension Agreement, dated June 1, 2006, between Remco Management Company, LLC, and HPC (previously filed as an exhibit to a Registration Statement on Form SB-2, filed with the Commission on October 12, 2007, and incorporated herein by this reference).

10.13
Industrial Lease, dated October 15, 2005, between Ralf LLC, and HPC (previously filed as an exhibit to a Registration Statement on Form SB-2, filed with the Commission on October 12, 2007, and incorporated herein by this reference).

10.14
Lease Agreement, dated February 21, 2006, between Mebane Warehouse, LLC, and HPC(previously filed as an exhibit to a Registration Statement on Form SB-2, filed with the Commission on October 12, 2007, and incorporated herein by this reference).

10.15
Memorandum of Sublease, dated November 1, 2005, between Heritage One, L.L.C., Rocky Mountain Seed and Grain, and HPC(previously filed as an exhibit to a Registration Statement on Form SB-2, filed with the Commission on October 12, 2007, and incorporated herein by this reference).

10.16
Commercial Lease Agreement, dated October 13, 2005, between Philadelphia Suburban Development Corporation and MCCI(previously filed as an exhibit to a Registration Statement on Form SB-2, filed with the Commission on October 12, 2007, and incorporated herein by this reference).

10.17
Lease Agreement, dated January 22, 2007, between Milford Business Centre and MCCI (previously filed as an exhibit to a Registration Statement on Form SB-2, filed with the Commission on October 12, 2007, and incorporated herein by this reference).

16
Letter from Madsen & Associates, CPA’s Inc., dated May 1, 2007(previously filed as an exhibit to a Registration Statement on Form SB-2, filed with the Commission on October 12, 2007, and incorporated herein by this reference).

23.1
Consent of Hansen Barnett & Maxwell LLP, P.C. (previously filed as an exhibit to a Registration Statement on Form SB-2, filed with the Commission on October 12, 2007, and incorporated herein by this reference).

23.2
Consent of Counsel (included in Exhibit 5 Opinion Letter) (previously filed as an exhibit to a Registration Statement on Form SB-2, filed with the Commission on October 12, 2007, and incorporated herein by this reference).

23.3	Consent of Thorpe Capital Group(previously filed as an exhibit to a Registration Statement on Form SB-2, filed with the Commission on October 12, 2007, and incorporated herein by this reference).

31.1	Certification of the Chairman and Chief Executive Officer, Paul Clayson, as required by Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, James Dodd, as required by Section 302 of Sarbanes-Oxley Act

32.1	Certification of the Chairman and Chief Executive Officer, Paul Clayson, as required by Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, James Dodd, as required by Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

nCoat, Inc
(Registrant)

Date: November 19, 2007	/s/ Paul Clayson
Paul Clayson
Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2007	/s/ James C. Dodd
James C. Dodd
Chief Financial Officer
(Principal Financial and Accounting Officer)