Form 10-K
period 2007-12-31
nCoat, Inc.
filed 2008-05-19
CIK 1157443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007, or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

Commission File No. 333-121660

nCoat, Inc.
(Exact name of registrant as specified in its charter)

Delaware	3470	98-0375406
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

7237 Pace Drive
P.O. Box 38
Whitsett, NC 27377
(336) 447-2000
(Address and telephone number of principal executive offices)

7237 Pace Drive
P.O. Box 38
Whitsett, NC 27377
(336) 447-2000
(Address of principal place of business or intended
and principal place of business)

Paul S Clayson
7237 Pace Drive
P.O. Box 38
Whitsett, NC 27377
(336) 447-2000
(Name, Address and telephone number of agent for service)

Securities registered pursuant to Section 12(b) of the Act:              None
Securities registered pursuant to Section 12(g) of the Act:              None

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d)
Required ☒ Not Required ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 16, 2008  was approximately $1,582,014, calculated using a closing price of $.03 per share on April 16, 2008.  For purposes of this calculation, the registrant has included only the number of shares directly held by its officers and directors as of (and not counting shares beneficially owned on that date), in determining the shares held by non-affiliates.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act.  (Check one.)

Large accelerated filer ☐                                                                                                 Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)                           Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

As of May 16, 2008, there were issued and outstanding 97,428,650 shares of our common stock.

nCoat, Inc.

2007 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

Part I
		Page

Item 1.	Business	3
Item 1A.	Risk Factors	11
Item 2.	Properties	20
Item 3.	Legal Proceedings	21
Item 4.	Submission of Matters to a Vote of Security Holders	21

Part II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
	Purchases of Equity Securities	21
Item 6.	Selected Financial Data	25
Item 7.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	27
Item 7A	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data	40
Item 9.	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	41
Item 9A.	Controls and Procedures	41
Item 9B.	Other Information	44

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	44
Item 11.	Executive Compensation	46
Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	49
Item 13.	Certain Relationships and Related Transactions, and Director Independence	51
Item 14.	Principal Accountant Fees and Services	52

Part IV

Item 15.	Exhibits and Financial Statement Schedules	56

PART I

ITEM 1. BUSINESS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES.  OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED BY nCOAT AND DISCUSSED IN THE FORWARD-LOOKING STATEMENTS.  FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED BELOW IN THE SECTION “MANAGEMENT’S DISCUSSION ANA ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” IN THE SECTION ENTITLED “FORWARD-LOOKING STATEMENTS,” AND ELSEWHERE IN THIS ANNUAL REPORT.  WE DISCLAIM ANY INTENTION OR OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULTOF NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE.  THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS DOCUMENT.

nCoat History

Overview

nCoat, Inc., was incorporated as Tylerstone Ventures Corporation under the laws of the state of Delaware on September 24, 1998, with authorized common stock of 25,000,000 shares at a par value of $.001. Tylerstone was formed to develop a commercially profitable mining claim, including phases of data acquisition, aerial photograph interpretation, base map preparation, prospecting and report writing, as described in the appropriate periodic reports filed by the Company with the United State Securities and Exchange Commission (the “SEC or “Commission”).

In the fall of 2006, the Tylerstone management began discussions with the management of nCoat, Inc.  These discussions and eventual negotiations considered the possible mutual interest between the parties for possible economic business opportunities because by becoming a wholly owned subsidiary of Tylerstone, our shareholders could get greater liquidity because Tylerstone’s common stock is publicly traded on the OTC Bulletin Board and Tylerstone would gain an operating subsidiary.

On February 3, 2007, Tylerstone entered into Share Exchange Agreement (the “Agreement”) with nCoat Auto (formerly known as nCoat, Inc.) for the purpose of acquiring all of the issued and outstanding shares of common stock of nCoat Auto, par value $0.001 per share (“nCoat Auto Common Stock”), in exchange for new shares of  Tylerstone’s common stock, par value $0.0001 per share (“Company Common Stock”).

On February 14, 2007, the parties to the Agreement completed the final steps of that Agreement (the “Closing”) as contemplated by the Agreement. Pursuant to the terms of the Agreement, the Company acquired 11,554,545 shares of nCoat Auto’s Common Stock from all shareholders of nCoat Auto which represented 100.0% of the issued and outstanding shares of nCoat Auto’s Common Stock, in exchange for 2,542,000 pre-split shares of the Company’s Common Stock, which represented 57.75% of the issued and outstanding shares of Company Common Stock.  As a part of the Agreement, our existing shareholders returned 750,000 outstanding pre-spilt shares of Company Common Stock for no consideration which shares were canceled.  Within a few days of the formal closing, our forward 20:1 split of the Common Stock was recognized by NASDAQ.

In connection with the Closing, Tylerstone changed its name to nCoat, Inc. As used in this Report, the terms, “nCoat,” “Company,” and “Registrant” means nCoat, Inc., and its subsidiaries, taken as a whole, unless the context indicates otherwise. The historical financial information contained herein, prior to the Closing refers to the historical financial information of the nCoat Auto.

Background and History of nCoat Auto and its Operating Subsidiaries and Affiliates

Following the Closing, we changed our operations to those of nCoat Auto’s. As such, the discussions of our business in this Report include the new business focus as described below. Although we still hold title to the mineral claim in which, we have suspended our previous business activities and have determined that it is in our best interest to give up all rights to the mining claims.

Through our subsidiaries, we provide specialty coatings as well as traditional, surface coatings, designed to provide heat management, corrosion resistance, friction reduction, abrasion protection, enhanced appearance, and bond strength.  Using nano-scale particles combined with proprietary binding technology, chemistry, and processes, we have developed surface treatment materials and processes that are used in a range of industries, including automotive, diesel engine, trucking, recreational vehicle, motorcycle, aerospace, and oil and gas industries.

As an integral part of our strategic plan, we anticipate acquiring respected, customer-rich, revenue-positive companies in the fragmented high performance coatings industry and providing capital and nanotechnology-based product innovation to foster their growth. We then will introduce our nano-coatings to the acquired company’s enterprise customers as the next generation of coatings technology. This acquisition process began in September 2005 with the acquisition of High Performance Coatings, Inc. (“HPC”) and continues with the recently announced acquisition of Metallic Ceramic Coatings, Inc. (“MCCI”), which has been doing business under the brand name of Jet-Hot®.

We are headquartered in Whitsett, North Carolina along with HPC’s newest and largest plant launched there in October, 2006.  HPC has additional plants in Oklahoma City, Oklahoma; Chandler, Arizona; and Bluffdale, Utah.  The recent acquisition of MCCI  brings  three additional operational production facilities in Quakertown, Pennsylvania, Pascagoula, Mississippi and Tempe, Arizona (the HPC plant will integrate its operations with the Jet-Hot plant)  that we will use to develop a greater market breadth.    In addition to the production and market penetration of these two subsidiaries, we have also formed  nTech, Inc. (“nTech”)  designated to develop and hold proprietary intellectual property and to focus on executing our   distributed production and licensing strategy. We have two facilities in Arizona with the recent acquisition of MCCI, and we are working to consolidate these two facilities into one operation.  We should have that integration complete before the end of the fourth quarter of 2007.

Through our subsidiaries, including the most recent acquisition MCCI, nCoat currently operates seven production facilities in Pennsylvania, Mississippi, Oklahoma, Utah and Arizona, as well as our new state of the art production facility in North Carolina which opened in October, 2006.  In preparation for our anticipated growth through acquisitions and internal growth of existing operating entities, we have incurred a one-time set of expenses and capital expenditures in 2006 as reflected in the financial statements included herein. We have added facilities, personnel, systems and processes to support business growth and acquisition activities. Details of these expenses are discussed in the Management’s Discussion and Analysis Section below.

In September 2005, we acquired HPC, a 23-year old Oklahoma company that has specialized in thermal barrier, corrosion resistant, lubritic and appearance high performance coatings for the motor sports and other industries. Building on these race car roots, we have expanded HPC's market-base beyond coating specialized engines and exhaust systems, to include corporate accounts of manufacturers of commercial trucks, recreational vehicles, defense applications, motorcycles, aerospace components, aviation parts, oil and gas industry suppliers, energy producers and other sophisticated users, while continuing to provide coatings and services to the after-market customer.

We have over 9,000 customers presently being served by 148 employees.

In June 2007, we acquired Metallic Ceramic Coatings, Inc. (“MCCI”), which was founded in 1981 and incorporated in 1983.  MCCI’s corporate headquarters are located in King of Prussia, Pennsylvania. MCCI does business under their market brand, Jet-Hot. Jet-Hot was developed by MCCI under the trade name JET-HOT Coatings.  Now in their third generation of performance enhancements, JET-HOT offers thermal barrier and corrosion resistance coatings applied on autos and motorcycles ranging from street rods and dragsters to classics and exotics,  snowmobiles and over-the-road trucks.  Jet-Hot also produces and applies coatings for improved durability, performance and appearance of manifolds, side pipes and valve covers.  In accelerated salt-spray tests conducted in accordance with ASTM B117, JET-HOT corrosion barrier coatings last over 14 times longer than chrome and more that 140 times longer than high-temperature paint, enduring more than 5,000 hours.

Jet-Hot’s  first products and customers were in military applications on jet-fighter engines and submarine parts subjected to high temperatures, cyclical stress loads and corrosive environments. Jet-Hot  supplied proprietary coatings used to protect parts on aircraft-carrier launch systems for the US Navy and armored vehicles for the US Army. Shortly thereafter, Jet-Hot introduced automotive products for performance racing and consumer applications.  Racing teams began to use the coatings for safety factors by reducing header-surface temperatures, quick cool down and horsepower enhancements. In the 1990s, JET-HOT became the only coating company to support racers with contingency-award payouts and continues to do so today.

Jet-Hot continues to innovate new coatings to add to their intellectual property portfolio of trade secret formulas, processes and equipment. Formulas include proprietary micron particulate coatings primarily focused on ceramic/metallic technology innovations. Jet-Hot operates three production factories in Pennsylvania, Mississippi, and Arizona and has approximately 80 employees.

The Coatings Industry

The general global coatings industry is a long-established, $23 billion market with multiple competitors. The commodity coatings market segment which encompasses more than 85% of the market includes those coatings that are typically within the paint, varnish, sizing, primers and other metal pre-treatments and the like. This segment has been dominated by large multi-national companies. These companies include Akzo Nobel Coatings, PPG Industries, Sherman-Williams, ICI Paints, DuPont Coatings & Color Technologies Group, BASF Coatings AG, SigmaKalon Group BV, Valspar Corp., Nippon Paint Co. Ltd., Kansai Paint Co., and Ltd. RPM, Inc., making up the top ten in annual revenues. In the fragmented high performance coatings sector, very few of these companies have developed and are utilizing nanotechnology in their commercialized formulations and processes. Our products incorporate traditional coatings with components and processes that include micron-sized properties as well as nano-scale formulations with additional properties. The relative size of this new scale deals with particles and processes one thousand times smaller than the traditional coatings on the market today, allowing for combinations, properties and processes that provide additional protections and performance.

The competition in the high performance coatings industry, a market segment of more than $3.7 billion in annual revenues, is characterized by hundreds of small privately owned coatings companies with market share in several market segments. Most of the US firms are small, local or regional applicators, with many that use supplied third-party coatings. No single company dominates the marketplace. This is especially true in the automotive original equipment manufacturers (“OEM”) and aftermarket industries. Resulting from the relative small size of competitors in this market space, there is little product research and innovation and even less production innovation. HPC excels because of its research and engineering expertise. HPC and Jet-Hot are two of fewer than a dozen companies that could be considered large enough to be known nationally.

Our Product and Service Focus

We have multiple high performance coating products using proprietary chemical formulations for coating metallic, ceramic, fabric and multiple other materials. These coatings provide functionality that currently solves costly problems in many industries that arise from technology advances. Key emerging problems to be solved by these coatings include; (i) high heat generated by higher speeds of machines, (ii) tensile strength and heat resistance of new composite materials, (iii) corrosion and abrasion occurring in new areas of exploration (space, high altitude, water, extreme temperature conditions, etc.), (iv) degradation of common metals from high acidic and heat conditions to meet new, aggressive federal pollution restrictions, (v) abrasion created by miniaturization through computerization, and (vi) materials degradation from high speed manufacturing systems causing heat and bonding.

Following is a chart showing some of nTech’s proprietary high performance coatings, their functionality and some of the markets in which these coatings are or can be used:

HPC Product	Functionality	Markets(s)
H-Series - Hi-Per Coat	High temperature coatings engineered to provide outstanding corrosion protection.	Automotive OEM, Automotive Aftermarket, Aerospace, Defense, Gas/Oil Production, Petro-Chemical Industry, Recreation, Vehicles, Heavy Trucking, Trucking Aftermarket, Racing, Medical , Marine
R-Series Hi-Per Coat Extreme	High temperature coatings designed specifically for the glass industry.	Glass Industries, Medical, Marine, Communication/Computer, Beverage
E-Series Hi-Per Coat Extreme	High temperature coating engineered to provide thermal fatigue oxidation protection up to 2,200° F while reducing temperatures by 48%.	Automotive OEM, Automotive Aftermarket, Aerospace, Defense, Gas/Oil Production, Heavy Trucking, Racing, Marine
HPC Series (Solid Dry Films)	Coatings engineered to reduce friction.	Automotive OEM, Automotive Aftermarket, Aerospace, Defense, Gas/Oil Production, Petro-Chemical

While we will continue to sell our  traditional high performance coating products, we will focus in the near term on disruptive  proprietary nanotechnology products developed at nTech to create highly differentiated market advantages and revenue from nano-formulated products.

We have two fairly distinct markets and market distribution approaches for each of these markets.  The “aftermarket” coatings segment of our business includes smaller individual users of our products and services.  In most cases these are the hobbyist, the small race car or performance automobile owner.  Our marketing methods here are media presence: internet web pages, advertising in trade journals and hobbyist periodicals, handling of plant walk-in traffic, word of mouth, educational opportunities with trade schools and organizations and other retail-oriented marketing.  The sale of services, coating or accessories is mostly regional to each of the plant locations. We generally receive the customer’s parts to be coated either by direct walk-in delivery or by normal mail or freight services.  After we complete the application process, we return the parts by the same methods.  Our OEM marketplace marketing is conducted in a manner that includes the media presence suggested above, however, we are much more involved with technical meetings with engineering staffs of the larger customer.  The main thrust of our activities here include direct contact by sales personnel, personal relationships and referral from other large companies.  With very few exceptions, the parts are truck shipped to the plant that will undertake the work, in most cases the closest plant to the customer.  Once the work is completed, the finished work is shipped back the same way.  We sell our coatings and ship finished work directly to customers, rather than through dealers or agents.

Sources and Availability of Raw Materials

Our proprietary blend of formulations begins with components that are readily available from a series of raw material vendors, including Brenntag Chemicals, Chemcentral Chemicals and Valimet, Inc. Our formulations include readily available ingredients, there are a number of supply sources and we have a diversified purchasing program. As a result, we are able to continually produce our coatings on a regular and manageable scale. We are not materially dependent on one or more suppliers and we do not have any agreement with any supplier.

Our Customers

Our business was originally based on the small individual customer ranging from a single automotive racing enthusiast building a race car, or rebuilding a classic car or crafting a street rod on weekends.  During the last two years we have expanded our market to include the regional tier one suppliers and OEM customers.  We derive as much as 40% of our revenues from our OEM customer base of more than fifty separate accounts.  Currently, we are not dependent on one or a few major customers and no single customer represents more than 5% of our business. We acquired MCCI, with its business emphasis in the aftermarket sector in order to help us diversify our revenue base even further.

Sales and Marketing Efforts

Our sales efforts are focused on the auto-aftermarket industry, on the OEM industry and on Distributed Production opportunities. OEM sales prospects may be candidates for production at an HPC or MCCI plant or for on-site distributed production. Seven of our employees are responsible for sales.

Marketing efforts support all sales groups. Marketing activities include direct website sales, direct mail, trade shows, print advertising, internet advertising, racing sponsorships, public relations, collateral materials, and many others. Our marketing department is also responsible for corporate, division and product branding. Four of our employees are responsible for marketing.

In the fiscal year ended December 31, 2006 we spent $1,004,341 on sales and marketing efforts.  In the fiscal year ended December 31, 2007 we spent $856,565 on sales and marketing.

Our Research and Development

nTech is engaged in an active and extensive research and develop program focused both on continual improvement of existing coatings and development of new coatings products and binders, including nano-formulated coatings. Research is conducted and testing performed at proprietary labs, outside third party labs and customer facilities.  In the fiscal year ended December 31, 2005 we spent $951,501 on research and development efforts.  In the fiscal year ended December 31, 2007 we spent $53,506 on research and development.  None of the expenses in these two categories has been borne directly by a customer or customers.  nTech is responsible for blending and mixing all coatings for HPC and Jet-Hot.

Our Intellectual Property

nTech holds more than 30 proprietary coatings trade secrets, patent pending and patents with the majority held as proprietary trade secret intellectual properties. In addition, nTech has applied for five new patents on nano-formulated coatings, the application processes and equipment used to formulate and apply those coatings. nTech is also under exploration for patents on additional nano-formulations, equipment and/or processes. nTech holds additional engineering trade secrets on processes, procedures and equipment used to formulate and apply non-nano coatings.

All key employees have signed confidentiality and non-competition agreements with us. In addition, all employees are obligated to protect our confidential information. Where appropriate for our business strategy, management will continue to take steps to protect intellectual property rights.

We have submitted the following patent applications with the United States Patent and Trademark Office:

1.	High Temperature, Corrosion Resistant Nano-particulate Protective Coating Applied to Engine Valves.

2.	Methods For Coating Engine Valves with High Temperature Coatings

3.	Apparatus for Coating Engine Valves with High Temperature Coatings All such patents are presently pending

4.	The first three were combined and filed as an international patent application Such application is pending

5.	High Temperature Coatings Incorporating Nano-particles (two claims in one patent)

6.	Heat Resistant Composite Materials Containing Nano-particulate Coatings and Binders

nTech coatings are mixed in-house at facilities secured separately from application production facilities. Formulations are kept in multiple secure facilities off-site. nTech personnel working with coatings formulations sign stringent non-disclosure, non-circumvention and assignment agreements with nTech. nTech does not conduct customer tours of mixing facilities. A limited number of nTech employees under non-disclosure and assignment agreements have access to and full knowledge of proprietary formulations.

Our Facilities

As of the date of this Report, nCoat and nTech employ people in both North Carolina and Utah. HPC has employees at production facilities in North Carolina, Oklahoma, Arizona, and Utah. Jet-Hot employs personnel in production facilities in Pennsylvania, Mississippi and Arizona and has a separate company headquarters located in King of Prussia, Pennsylvania.

Change in Fiscal Year

We have adopted nCoat Auto’s fiscal year ending December 31 and will prepare and file financial reports and other reports based on the fiscal year end.

Competition

The general coatings industry is a long-established market with multiple competitors. The industry has grown from $9.2 billion in annual revenue 2000 to over $23 billion at year end 2006. The commodity coatings market segment (paint, varnish, sizing, metal pre-treatments, etc.) is dominated by large multi-national companies, such as Akzo Nobel Coatings, PPG Industries, Sherman-Williams, ICI Paints, DuPont Coatings & Color Technologies Group, BASF Coatings AG, SigmaKalon Group BV, Valspar Corp., Nippon Paint Co. Ltd., Kansai Paint Co., and Ltd. RPM, Inc., making up the top ten in annual revenues.

The high performance coatings market segment had aggregate revenues of over $3.7 billion in 2006 with annual growth of over 12%. Competition in the high performance coatings industry (sometimes referred to as durable equipment coatings or specialty coatings) is characterized by more than 600 small coatings companies in the U.S. with average revenue under $3,000,000 annually and small market share in several market segments. The European market has over 900 small coatings companies. Many of these companies have one to several revenue accounts with major multi-national companies who employ their services for performance coatings. There are few large performance coatings companies operating in these industries.

We compete with others in our market segment through a continued media presence: internet web pages, advertising in trade journals and hobbyist periodicals, handling of plant walk-in traffic, word of mouth, educational opportunities with trade schools and organizations and other retail-oriented marketing.  The sale of services, coating or accessories is mostly regional to each of the plant locations. We generally receive the customer’s parts to be coated either by direct walk-in delivery or by normal mail or freight services.  After we complete the application process, we return the parts by the same methods.  Our OEM marketplace marketing is conducted in a manner that includes the media presence suggested above, however, we are much more involved with technical meetings with engineering staffs of the larger customer.  The main thrust of our activities here includes direct contact by sales personnel, personal relationships and referral from other large companies.  With very few exceptions, the parts are truck shipped to the plant that will undertake the work, in most cases the closest plant to the customer.  Once the work is completed, the finished work is shipped back the same way.  We sell our coatings and ship finished work directly to customers, rather than through dealers or agents.

Regulation

Governmental regulations, particularly those in the U.S. have had a two-edged impact on the coatings industry.  There have been increasing concerns for the environment with the passage of regulations which restrict the amount of volatile organic compounds (VOCs) which can be released with the manufacture and application of both commodity and high performance coatings.  There have been stricter regulations on the waste side of the coating manufacturing and application.  This continuing upward pressure on the formulations and applications of coatings has required the industry to seek “cleaner” methods, and environmentally safer coatings.  We have recognized these issues and is continually working to anticipate and adjust their proprietary formulation to meet the changing regulatory landscape.  On the other hand, it is because of the far-reaching effect of the very same environmental issues that manufacturers of trucks, equipment, engines, and others including nCoat’s present and potential customer base are seeking higher and better performance from the coatings available in the marketplace.  Recirculation of exhaust gases in internal combustion engines in attempt to lower the release of pollutants as mandated, has engine manufacturers seeking thermal and corrosion protection for the hotter-running motors.

Our operations are subject to the annual purchase and maintenance of permits allowing us to generate small amounts of potentially hazardous waste.  Any such waste is stored for a very short time at the respective plant and picked up for disposal by professional waste handlers.  The cost of the permits and the waste disposal for all of our operations is less than $10,000.00 a year.

Employees

As of March 31, 2008, we employed a total of approximately 148 persons in the United States. The follow table sets out the location and number of those employees:

Company	Location	Total
nCoat	North Carolina	13
	Utah	5
HPC	North Carolina	34
	Oklahoma	20
	Utah	13
	Arizona	0*
nTech	North Carolina	1
	Utah	6
MCCI	Pennsylvania	20
	Mississippi	23
	Arizona	12
	North Carolina	1
TOTALS		148
* Note that HPC employees in Arizona are now accounted for
as MCCI employees after the consolidation of the two plants.

RECENT DEVELOPMENTS

Management will provide a narrative of recent development by filing and amended 10-K

 ITEM 1A.                           RISK FACTORS

The short- and long-term success of nCoat is subject to certain risks, many of which are substantial in nature and outside the control of nCoat or its management.  You should consider carefully the following risk factors, in addition to other information contained herein.  When used in this Report, words such as “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.  Additionally, statements that relate to future business development, financial projections, capital raising, capital requirements, growth of markets or customer bases, or future business combinations may also include forward-looking statements.  You should understand that several factors govern whether any forward-looking statement contained herein will or can be achieved.  Any one of those factors could cause actual results to differ materially from those projected herein.  These forward-looking statements include plans and objectives of management for future operations, including the strategies, plans and objectives relating to the products and the future economic performance of nCoat and its subsidiaries discussed above.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of any such statement should not be regarded as a representation by nCoat or any other person that the objectives or plans of nCoat will be achieved.  nCoat disclaims any intention or obligation to update any forward-looking statement contained herein.

RISKS RELATED TO NCOAT BUSINESS

nCoat, nCoat Auto and HPC have a limited operating history.

We are company with limited operating history and experience. The original nCoat, Inc. (now nCoat Auto), was also limited in its operating history prior to the merger. It had acquired HPC, a company with a 23-year operating history with all but the last seven years in performance automotive markets. While HPC’s operating history in its historical primary market is very strong, commercial success in the new OEM markets is limited and therefore both the Company and HPC have a limited number of current customers in the new target markets. Further, both the Company and HPC have experienced the need to refocus manufacturing to handle increased volume of OEM orders, which has required significant corporate cash resources and required significant management talent to accomplish. This change led to reduced cash reserves for operations and management disruption to the core after-market business. To meet its business plan, the Company will need to keep focused on business prospects, develop structured management and personnel responsibilities, and develop expansion plans for product development, production and customer services that can remain ahead of the prospective growth.  Although the acquisition of MCCI provides a greater customer base and market share, the transition of ownership and the integration of the merger will take a period of time to impact the operations of the Company.

We will require substantial working capital to implement our business plan.

Projected success and growth are dependent on sufficient working capital to fund operations and product development. Management originally engaged investment bankers to assist in raising $20,000,000, of which $14,250,000 has been raised.  We will seek to raise an additional $3,000,000 to $6,000,000 within the next 12 months in order to sufficiently fund operations, fund expansion of sales efforts, fund expansion of production capacity and operations, fund the development and growth of our products mix, and an additional $5,000,000 to $10,000,000 to allow us to acquire accretive companies.  All of these efforts are a part of our business strategic plan discussed herein.  There is no assurance that any such additional funds will be available or available on terms and conditions acceptable to the Company.  Further, if we are successful in raising such funds, there can be no assurance that such funds will be sufficient or that such operational activities will be successful within the anticipated timeframe. In such case, we could be required to seek additional investment on terms available in the marketplace, which could materially increase corporate indebtedness and subject us to high interest rates and/or dilute shareholders’ ownership positions. Furthermore, the failure to obtain additional working capital, if needed, could prevent us from achieving our business objectives.

We have incurred continuing losses, and we may not be able to operate profitably in the future

Through December 31, 2007, nCoat incurred losses totaling $ 35,490,226 and had negative shareholders’ equity at December 31, 2006 of $13,239,780. If we are unable to attain profitability we may need to cease operations.

We are experiencing a significant liquidity crisis and we may not obtain sufficient funding to continue operations.

Since the initial short-fall in the expected financing occurring in June and July, we are experiencing a significant liquidity crisis. A number of our vendors have turned our accounts over to collection agencies and at December 31, 2007, we had accounts payable in excess of $1.5 million over 120 days past due. At December 31, 2007, we had cash of $201,878 and net trade receivables of $934,337. We do not generate sufficient cash from our operations in any given month to meet our expenses and fund our operations. We have an immediate need for financing to pay such overdue accounts and fund our operations. Because we do not generate enough income to support our operations, we need immediate financing of approximately $2,500,000. There can be no assurance such financing will be available, or available on terms acceptable to the Company. If we are unable to obtain such financing, we will be unable to pay our liabilities, and we may need to cease operations.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our financial statements for the years ended December 31, 2006 and 2007.

Because we generated significant losses and required additional working capital to continue operations, our independent registered accounting firm included in its report for the year ended December 31, 2006 [AND 2007?] an explanatory paragraph to the effect that these conditions raised substantial doubt about our ability to continue as a going concern. If we continue to generate significant losses we may not be able to continue as a going concern.

Our business strategy includes dependence on strategic partnerships with well-established corporations for business growth and development.

Our business strategy includes, among other elements the development of long-term strategic partnerships with well-established corporations.  These companies include large original equipment manufacturers (OEM’s) that build parts, engines, pistons, or other components in the automotive and marine fields with which we could leverage our business using their book of business, or brand identification in the industry.  We can not dictate to those companies their business activities regarding our partnership, however, we expect to enter into agreements that will allow us to influence the partnership for mutual success.   Our growth in that area of the business plan may be limited if we are either unable to identify and partner with these larger companies, or in the course of the partnership we are unable to execute our business plans.

Our products and technologies are subject to technological change and obsolescence.

Our products are subject to competitive technological advances and new competitive product introductions. Current competitors or new market entrants could introduce products with features that render products sold by the Company less marketable or obsolete. In addition, some of our services to large accounts provide products enabling customers’ technology to efficiently operate. There can be no assurances that our customers will continue to utilize their current technology innovations that require our products and services and new technology innovations that do not require our products and services may be used. Our future success will depend, to a certain extent, on the ability to adapt to technological change and to address market needs. There can be no assurance that we will be able to keep pace with technological change or the demands of the marketplace.

Many of our competitors may have greater capitalization or be better positioned in our markets.

The coatings industry includes large commodity coating providers, including BASF, Pittsburg Paint & Glass, and Sherwin-Williams to name three of the largest.  Although we are in a much smaller niche business portion which includes a large number of small and regional providers, these larger companies may elect to develop operations and marketing into our niche of high performance coatings.  These competitors which possess greater capitalization, market presence and sales and distribution channels then we do could, if they elected to compete, eliminate any of our anticipated income and consequently lead to our failure.

Certain nCoat technologies are in the early stages of development.

While we do have marketable formulations that include formulas and coatings that we presently employ in generating present revenues, we also have additional technologies that are not yet incorporated in our present market mix.  Our business plan is based, in part, on our ability to create additional nanoparticle formulations that exceed the present performance of a number of our coatings , as well as developing additional methods to improve the application process.   We are working on coatings with greater thermal protection capabilities, with methods that will allow us to create more plant throughput for our OEM volume clients and direct development of new materials that will provide higher levels of performance.  Some of our technologies are in an early stage of development. These  technologies have not been extensively marketed or laboratory tested. In order to fully validate the commercial feasibility of the technologies, additional product development and extensive testing must be done.. Any problems experienced by our technologies while in product development could negatively impact our performance and ability to achieve our business objectives.

We may experience difficulty integrating future acquisitions.

One of the elements of our business strategy is to continue to acquire other coatings companies. The process we have elected to take with each of the potential targets is to undertake extensive due diligence so we can understand all aspects of the acquisition target, including its history, management, markets, operations, marketing, sales, finance, personnel, assets, intellectual property, risks, reputation, strengths, weaknesses, opportunities, threats, and synergies, etc. of the domestic and international business of acquisition targets. This has given us a greater chance to integrate both HPC and MCCI in our daily operations and management.  At the same time we have discovered that it is impossible to discover all of the issues that come up during the time from acquisition to the time of total seamless operations between us and the acquired company.  To this point in time we feel that we can look at the two acquisitions with a view of success.  Despite this experience, we may, in the course of our acquisition policy, meet unexpected difficulties in integrating a new acquisition.  This may be because of a market in which we are not as experienced, or with particular important personnel, or after a period of time recognize that the core business of our company and the acquisition are not as aligned as we had anticipated.  Any of these issues may result in additional expenses, or decreased revenues, or other matters which could negatively impact our performance.  One of the steps that we have adopted in our acquisition policy is to negotiate a holdback of a portion of the purchase money or other consideration for a period of time as we undertake the integration and continue the operations of the acquisition to develop real-time operational information.  The amount held back may not be sufficient to offset the losses or expenses incurred as the acquisition integration goes forward.

Our processes and equipment are subject to the risk of unexpected failures.

Our manufacturing processes are extremely specialized and depend on critical pieces of equipment, such as air compressors, ovens, application machinery, conveyor systems, overhead cranes, vehicles, computer and communications systems and other machinery that may have to be repaired or replaced. On occasion, equipment may be out of service as a result of unanticipated failures which may result in material plant shutdowns or periods of reduced production with significant expense and time delay. Interruptions in production capabilities will inevitably increase production costs and reduce nCoat sales and earnings. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions, floods, natural disasters, adverse weather conditions, or other unforeseen conditions. Furthermore, any interruption in production capability may require us to make large capital expenditures to remedy the situation, which could have a negative effect on our profitability and cash flows. Although we have business interruption insurance, management cannot provide any assurance that the insurance will cover all losses that could occur as a result of the equipment failures. In addition, longer-term business disruption could result in a loss of customers. If this were to occur, future sales levels, and therefore profitability, could be adversely affected.

There is no guarantee that we will be able to protect our intellectual property.

As part of our business strategy, we intend to accelerate investment in new technologies in an effort to strengthen and differentiate the product portfolio and make our manufacturing processes more efficient. As a result, we believe that the protection of proprietary intellectual property will become increasingly important to the business. Currently, we have patent applications pending. We expect to rely on a combination of patents, trade secrets, trademarks and copyrights to provide protection in this regard, but this protection might be inadequate. For example, pending or future patent applications might not be approved or, if allowed, the patents might not be of sufficient strength or scope. Conversely, third parties might assert that technologies infringe their proprietary rights. In either case, litigation could result in substantial costs and diversion of our resources, and whether or not we are ultimately successful, the litigation could hurt our business and financial condition.

If we are not able to manage the growth of our business, our financial condition and results of operations will be negatively affected.

We have included in our plans to grow both through internal organic growth as well as by planned acquisitions. We have production lines to handle the work we now have in the company; however we expect to put the following production lines into operation over the next twenty-four months:  in our North Carolina plant alone:

•	Our second OEM production line is planned to be operational 3rd quarter 2008 at an approximate cost of over $750,000 for its installation

•	Our third production line dedicated solely to our after market production is slated in 4th quarter of 2008 with an approximate cost of $250,000

•	Our fourth production line, again for OEM is planned for 1st quarter 2009 with an approximate cost of $1,000,000

•
The costs and timing associated with these lines are our best estimates given the general nature of this risk factor.  The capacity, development schedule and cost may change dramatically in the future if a large OEM customer with specialized needs and sufficient volumes could commercially occupy the complete resources of a line or a plant.

Such planned business growth may place a significant strain on our personnel, management, financial systems and other resources. Our business growth also presents numerous risks and challenges, including:

•	The ability to successfully and rapidly expand sales to potential customers in response to potentially increasing demand;

•	The costs associated with such growth, which are difficult to quantify, but could be significant;

•	Capital acquisition costs;

•	Rapid technological change; and,

•	Transition and integration costs of new acquired companies.

To accommodate this growth and compete effectively, we may need to obtain additional $3,000,000 to $6,000,000 of funding to improve our information systems, procedures and controls and expand, train, and manage existing and additional employees. Funding may not be available in a sufficient amount or on favorable terms, if at all. If we are not able to manage these activities and implement these strategies successfully to expand to meet any increased demand, our operating results could suffer.

We may incur significant costs to comply with the “controls and procedures” requirements of the securities laws.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or “SOX 404”, the Securities and Exchange Commission or “SEC” adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. nCoat Auto was not subject to these requirements until the Closing. Anticipating the possible Agreement, both the Company and nCoat Auto have evaluated internal control systems in order to allow management to report thereon, and independent auditors to attest to, the Company’s internal controls as required by these requirements of SOX 404. Under current law, the Company will be subject to these requirements beginning with the management report for the annual report for the fiscal year ending December 2007 and auditor attestation for the Company’s 2008 annual report. Management can provide no assurance that the Company will be able to comply with all of the requirements imposed thereby. There can be no assurance that the Company will receive a positive attestation from the independent auditors. In the event nCoat identifies significant deficiencies or material weaknesses in its internal controls that cannot remediated in a timely manner or management is unable to receive a positive attestation from the independent auditors with respect to the Company’s internal controls, investors and others may lose confidence in the reliability of the Company’s financial statements.

We rely heavily on Company management.

Our ability to execute our business plan relies to a considerable extent on the efforts of Paul Clayson and Terry Holmes. We have agreements with Messrs. Clayson or Holmes prohibiting them from joining competitors, forming competing companies, soliciting existing clients or disclosing information deemed confidential to us, however, these agreements do not bind either of them in seeking employment elsewhere in unrelated fields.  In the event that the services of Mr. Clayson and Mr. Holmes become unavailable, we may not be able to achieve our business objectives.

Paul Clayson, our Chief Executive Officer and Chairman of our Board and Terry R. Holmes, our President and Chief Operating Officer are involved in other businesses which may cause them to devote less time to our business.

Paul Clayson, our Chief Executive Officer and Chairman of our Board and Terry R. Holmes, our President and Chief Operating Officer, serve as officers  for other companies.  In addition to serving as our Chief Executive Officer and Chairman of our Board, Mr. Clayson also serves as the President and Chief Operating  Officer and equity partner of Sequoia Pacific Research Company, Inc. a nanotechnology company that presently has no day-to-day operational activity.  Mr. Clayson devotes approximately 100% of his professional time, to our business. Mr. Holmes serves as Chief Executive Officer and Chairman of the Board of Telnetz, LLC, an ASP telephony and web service company and as Chief Executive Officer and Chairman of Sequoia Pacific Research Company, Inc. a nano-technology research, development and technology licensing company. In addition, he is involved with other minor business interests.  All of the businesses have little involvement on a day-to-day business effort Mr. Holmes devotes approximately 100% of his professional time to our business.  Messrs. Clayson’s and Holme’s involvement with other businesses have been handled after hours, and at time when there has been no conflict to date.  One of the risks we face, however, may be the point in time where these outside business involvement may cause them to allocate their time and services between us and other entities. Consequently, they may give priority to other matters over our needs which may materially cause us to lose their services temporarily which could affect our operations and profitability.

We are dependent on the services of our technical personnel.

The loss of any key personnel could have a material adverse impact on our business. Our future success depends, to a significant extent, on its ability to attract, train and retain technical and personnel. Recruiting and retaining capable personnel, particularly those with expertise in the industry, are vital to success. There is substantial competition for qualified technical personnel, and there can be no assurance that we will be able to attract or retain such personnel. If it is unable to attract and retain qualified employees, the business may be materially and adversely affected.

The market price of our common stock likely will be volatile and beyond our control.

As we are a new company in the public market, the market price for our shares is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

•	announcements of technological or competitive developments;

•	regulatory developments in target markets affecting the Company, customers or competitors;

•	announcements regarding patent litigation or the issuance of patents to the Company or its competitors;

•	announcements regarding new financings, acquisitions or other financial transactions;

•	announcements of studies and reports relating to the conversion efficiencies of anticipated products of the Company or those of its competitors;

•	Actual or anticipated fluctuations in nCoat quarterly operating results;

•	Changes in financial estimates by securities research analysts;

•	Changes in the economic performance or market valuations of other high performance coating industry companies;

•	Addition or departure of the Company’s executive officers and key personnel;

•	release or expiry of resale restrictions on other outstanding common shares; and

•	sales or perceived sales of additional shares to raise working capital.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also have a material adverse effect on the market price of the Company’s shares.

Our ownership is highly concentrated in a few individuals.

There is a large portion of our stock owned by few individuals. As seen in the section Security Ownership of Certain Beneficial Owners and Management, 45.5% of our present outstanding voting securities are beneficially owned by a few shareholders. As a result, they possess significant influence and can elect a majority of our board of directors and to authorize or prevent proposed significant corporate transactions. This concentrated ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer. In addition, we anticipate additional financing efforts in order to complete it business strategy. Some or all of such financing may be acquired by a single person or a relatively small group of persons that would have the effect of further concentrating the ownership.

Trading in our common stock is limited.

Our common stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or NASDAQ system. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of its common stock could depress the trading price of its common stock and could have a long-term adverse impact on our ability to raise capital in the future.

Risks Related to Our Current Secondary Offering

We have filed a registration statement on Form S-1 which is currently under review by the United States Securities and Exchange Commission (“SEC”).  That registration statement registers the resale by certain selling shareholders of shares issuable to them upon exercise of warrants which we issued in 2007.  We will not receive any proceeds from the proceeds of the sale of any shares under that registration statement, although we will receive any exercise prices paid for the exercises of the warrants.

In addition to the risks discussed above, the following risks relate to that secondary offering, as well as current holders of our common stock or potential investors in the Company.

Holders of our common stock are subject to the risk of additional and substantial dilution to their interests as a result of the issuances of common stock in connection with the Series A Convertible Notes and Series A Warrants.

The following table describes the number of shares of common stock that were issued in connection with the conversion of the Convertible Debentures, and that would be issuable, assuming a full exercise of the Series A Warrants and assuming that the full principal amount of the Series A Notes outstanding as of the date of this Report (excluding any interest accrued) was converted into shares of our common stock, irrespective of the availability of registered shares, and further assuming that the applicable conversion or exercise prices at the time of such conversion or exercise were the following amounts:

Shares Issuable Upon Conversion of $9,000,000 Principal Amount of Series A Notes having a conversion price of $.25 per share	Shares Issuable Upon Exercise of Series A Warrants having an exercise of $1.00 per share	Shares Issued Upon the Conversion of Previously issued Debentures having a conversion price of $.50 per share	Total Shares Issued or Issuable in Connection with Conversion or Exercise of Series A Notes, Warrants, and Convertible Debentures
36,000,000	22,500,000	5,171,719	63,671,719

The table assumes the hypothetical exercise of all of the Series A Warrants at an exercise price of $1.00 per share, and a conversion of all of the principal of the Series A Notes at a conversion price of $.25 per share.  As a result, we would issue a total of 63,671,719 shares of our common stock, which constitutes approximately 66% of the number of shares issued and outstanding prior to such issuances.  In addition, there are shares underlying the Series B Notes and Warrants.  The dilution factor of this additional series increases the shares to 84,796,719 or 88% of the issued and outstanding.  Although there can be no guarantee that the Selling Shareholders will exercise the Series A Warrants or convert the Series A Notes, or the other holders of the Series B Notes and Warrants will exercise their warrants or convert their notes, should they choose to do so, holders of our common stock would experience substantial dilution of their interests and these factors may have a depressive effect upon the market price of our common stock.    The impact of the exercise of the warrants in both cases is less because the Company would receive additional capital in exchange for the issuance of the shares, however the number of shares, the dilution and the impact of per share earnings will be effected.  We have, for purposes of the table, not included the interest shares that may be payable under the terms of the Notes.   As it stands the agreements provide for the payment of interest by share if and only if those shares are registered.  To date the interest payments have been cash only.

There is an increased potential for short sales of our common stock due to the sales by the Selling Shareholders of shares issuable upon conversion or exercise of the Series A Notes and the Series A Warrants, and the shares of common stock that were issued upon conversion of the Convertible Debentures, which could materially affect the market price of our stock.

Downward pressure on the market price of our common stock that likely will result from sales by the Selling Shareholders of our common stock issuable upon conversion of the Series A Notes or exercise of the Series A Warrants, or the shares of common stock that were issued upon exercise of the Convertible Debentures, could encourage short sales of common stock by the Selling Shareholders or others.  A "short sale" is defined as the sale of stock by an investor that the investor does not own.  Typically, investors who sell short believe that the price of the stock will fall, and anticipate selling at a price higher than the price at which they will buy the stock.  Significant amounts of such short selling could place further downward pressure on the market price of our common stock, which could make it more difficult for existing shareholders to sell their shares.

The restrictions on the number of shares issued upon exercise of the Series A Warrants and conversion of the Series A Notes may have little if any effect on the adverse impact of our issuance of shares in connection with exercise of the Series A Warrants and conversion of the Series A Notes, and as such, the Series A Selling Shareholders may sell a large number of shares, resulting in substantial dilution to the value of shares held by our existing shareholders.

The holders of Series A Notes and Series A Warrants (collectively, the “Series A Selling Shareholders”) are prohibited, except in certain circumstances, from exercising the Series A Warrants and converting amounts of the Series A Notes to the extent that the issuance of shares would cause any Series A Selling Shareholder to beneficially own more than 4.99% of our then outstanding common stock.  These restrictions, however, do not prevent any Series A Selling Shareholder from selling shares of common stock received in connection with an exercise or conversion, and then receiving additional shares of common stock in connection with a subsequent exercise or conversion.  In this way, a Series A Selling Shareholder could sell more than 4.99% of the outstanding common stock in a relatively short time frame while never holding more than 4.99% at one time.  As a result, existing shareholders and new investors could experience substantial dilution in the value of their shares of our common stock.

The trading market for our common stock is limited, and investors who purchase shares from the Selling Shareholders may have difficulty selling their shares.

The public trading market for our common stock is limited.  As of the date of this Report, our common stock was listed on the OTC Bulletin Board.  Nevertheless, an established public trading market for our common stock may never develop or, if developed, it may not be able to be sustained.  The OTCBB is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than other markets.  Purchasers of our common stock therefore may have difficulty selling their shares should they desire to do so.

It may be more difficult for us to raise funds in subsequent stock offerings as a result of the sales by the Selling Shareholders of our common stock  issuable upon exercise or conversion of the Series A Notes and the Series A Warrants, and our common stock that was issued upon conversion of the Convertible Debentures.

As noted above, sales by the Selling Shareholders of common stock issuable upon conversion or exercise of the Series Notes or Series A Warrants, or of the common stock that was issued to the Selling Stockholders upon conversion of the Convertible Debentures, likely will result in substantial dilution to the holdings and interest of current and new shareholders.  Additionally, as noted above, the volume of shares sold by the Selling Shareholders could depress the market price of our stock.  These factors could make it more difficult for us to raise additional capital through subsequent offerings of our common stock, which could have a material adverse effect on our operations.

Our common stock is considered a penny stock.  Penny stocks are subject to special regulations, which may make them more difficult to trade on the open market.

Securities in the OTC market are generally more difficult to trade than those on the Nasdaq National Market, the Nasdaq SmallCap Market or the major stock exchanges. In addition, accurate price quotations are also more difficult to obtain.  The trading market for our common stock is subject to special regulations governing the sale of penny stock.

A "penny stock," is defined by regulations of the Securities and Exchange Commission as an equity security with a market price of less than $5.00 per share. However, an equity security with a market price under $5.00 will not be considered a penny stock if it fits within any of the following exceptions:

•	the equity security is listed on Nasdaq or a national securities exchange;

•
the issuer of the equity security has been in continuous operation for less than three years, and either has (a) net tangible assets of at least $5,000,000, or (b) average annual revenue of at least $6,000,000; or

•	the issuer of the equity security has been in continuous operation for more than three years, and has net tangible assets of at least $2,000,000.

If you buy or sell a penny stock, these regulations require that you receive, prior to the transaction, a disclosure explaining the penny stock market and associated risks. Furthermore, trading in our common stock would be subject to Rule 15g-9 of the Exchange Act, which relates to non-Nasdaq and non-exchange listed securities. Under this rule, broker-dealers who recommend our securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if their market price is at least $5.00 per share.

Penny stock regulations will tend to reduce market liquidity of our common stock, because they limit the broker-dealers' ability to trade, and a purchaser's ability to sell the stock in the secondary market. The low price of our common stock will have a negative effect on the amount and percentage of transaction costs paid by individual shareholders. The low price of our common stock may also limit our ability to raise additional capital by issuing additional shares. There are several reasons for these effects. First, the internal policies of many institutional investors prohibit the purchase of low-priced stocks. Second, many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin. Third, some brokerage house policies and practices tend to discourage individual brokers from dealing in low-priced stocks. Finally, broker's commissions on low-priced stocks usually represent a higher percentage of the stock price than commissions on higher priced stocks. As a result, our shareholders will pay transaction costs that are a higher percentage of their total share value than if our share price were substantially higher.

We may face penalties if the registration process is delayed.

As a portion of our obligations under the sale of the Series A Notes and Warrants, we are required to file for registration for the underlying Shares and to have the registration deemed effective by the SEC within certain time frames.  There is no assurance that we will meet those deadlines, despite all our efforts.  In the event of delay, we will incur financial penalties in accordance with the transactional documents.  The use of resources to cover these obligations will take them from other plans and needs within the Company.

Forward-looking statements

Certain of the statements contained in this Report (other than the historical financial data and other statements of historical fact) are forward-looking statements.  These statements include, but are not limited to our expectations with respect to the development of a new offices or divisions; the achievement of certain revenue goals; the receipt of new business and contracts; and our intentions with respect to financing our operations in the future.  Additional forward-looking statements may be found in the “Risk Factors” Section of this Report, together with accompanying explanations of the potential risks associated with such statements.

Forward-looking statements made in this Report are made based upon management’s good faith expectations and beliefs concerning future developments and their potential effect upon the Company.  There can be no assurance that future developments will be in accordance with such expectations, or that the effect of future developments on nCoat will be those anticipated by management.  Forward-looking statements may be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “anticipate,” “intends” and other words of similar meaning in connection with a discussion of future operating or financial performance.

You are cautioned not to place undue reliance on these forward looking statements, which are current only as of the date of this Report.  We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.  Many important factors could cause actual results to differ materially from management’s expectations, including those listed in the “Risk Factors” Section, as well as the following:

•	unpredictable difficulties or delays in the development of new products and technologies;

•	changes in U.S. or international economic conditions, such as inflation, interest rate fluctuations, foreign exchange rate fluctuations or recessions in nCoat’s markets;

•	pricing changes to our supplies or products or those of our competitors, and other competitive pressures on pricing and sales;

•	difficulties in obtaining or retaining the management, engineering, and other human resource competencies that we need to achieve our business objectives;

•	the impact on nCoat or a subsidiary from the loss of a significant customer or a few customers;

•	risks generally relating to our international operations, including governmental, regulatory or political changes;

•	transactions or other events affecting the need for, timing and extent of our capital expenditures; and

•	the extent to which we reduce outstanding debt.

ITEM 2.	PROPERTIES

All of the facilities of the Company are leased.

We lease 63,600 square feet of office and production space in Whitsett, North Carolina which houses our corporate headquarters and largest production facility.  Our monthly lease payment is $17,896 until December 31, 2007, and is scheduled to increase on January 1, 2008 through November 29, 2008, to $19,207 per month.  The terms of this lease expires

We lease 5,000 square feet of office space in King of Prussia, Pennsylvania which was formerly the corporate headquarters of MCCI.  Since the acquisition of MCCI we have used this space as our primary sales office.  We vacated this space March 31, 2008 and subsequently subleased the space.

We lease 14,000 square feet of office and production space in Bluffdale, Utah. Our monthly lease payment is $7,200.  The terms of this lease expires on June 30, 2008.

We lease 9,830 square feet of office and production space in Quaker Town, Pennsylvania.  Our monthly lease payment is $7,896.  The terms of this lease expires on January 30, 2010.

We rent, on a month-to-month basis, property in Pascagula, Mississippi, with a monthly payment of $2,425; Mesa Arizona, with a monthly payment of $6,502; and Oklahoma City, Oklahoma, with a monthly payment of $1,250.

We believe that our current leased and rented space is sufficient to meet our needs for the next 12 months and that the property is currently in acceptable condition.

The following table set forth a summary of these leases:

Company	Location	Office Space	Production Space	Total	Annual Rent expense	Expiration Date
nCoat	North Carolina	12,000		12,000	$204,338	3/31/11
	Utah	7500		7500	$88,992	6/30/08
HPC	North Carolina	*	51600	51600	**	3/31/11
	Utah	*	8500	8500	***	6/30/08
	Oklahoma	*	17000	17000	$15,000	N/A (month-to-month)
	Arizona	*	2800	2800	$28,800	N/A (month-to-month)
nTech	North Carolina	****		0	**	3/31/11
	Utah	****		0	***	6/30/08
MCCI	Pennsylvania	5,000		5,000	$65,000	12/31/10
	Pennsylvania	*	9,840		$34,949	1/30/10
	Mississippi	*	30000	30000	$28,980	N/A (month-to-month)
	Arizona	*	15000	15000	$78,024	N/A (month-to-month)
TOTALS		22,000	55000	156,900	$544,083

*Although the table does not show office space in a number of the facilities, operational management personnel are officed within the site and the square footage set forth as production space includes these amounts.

** The North Carolina location lease encompasses nCoat, HPC and nTech under a single lease with an annual rent expense of $204,338.

*** The Utah location lease encompasses nCoat, HPC and nTech under a single lease with an annual rent expense of $88,992.

**** nTech’s office personnel are presently sharing office space within the nCoat office space listed.

We believe that the facilities are well maintained, and are generally suitable and adequate for our current and projected operating needs.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  As of the date of this Report, with the exception of the case cited below,we were not aware of any such legal proceedings or claims against the Company or its subsidiaries that management believes will have a material adverse affect on business development, financial condition or operating results.

Jeffrey C. Holm et al. v. High Performance Coatings, Inc., Civil No. 080903021, Third Judicial District Court, Salt Lake County, State of Utah.  On February 20, 2008, Jeffrey Holm and Thunderchief Enterprises, LLC (collectively, the “Plaintiffs”) filed a complaint against High Performance Coatings, Inc., Nanocoat, Inc., Terry R. Holmes, Paul S. Clayson (collectively, the “nCoat Defendants”), and others, in connection with a stock purchase agreement, a consulting agreement, an escrow agreement, and other agreements between certain of the parties.  The Complaint brings claims for relief against the nCoat Defendants for breach of the consulting agreement, slander, tortious interference with economic relations, breach of the stock purchase agreement, declaratory relief relating to a non-compete agreement, and conversion.  The Plaintiffs seek damages from the nCoat Defendants of approximately $740,000, plus the return of certain designated personal property, together with damages to be proven at trial, punitive damages, fees, costs, and such other relief as the court deems appropriate.  The nCoat Defendants filed motions to quash service of the complaint, but no ruling on the motions had been issued as of the date of this report.  The Company intends to defend vigorously against these claims.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock trades on the NASD Over-the-Counter Electronic Bulletin Board under the symbol NCOA.  The following table sets forth the prices of our common stock as reported and summarized on the OTC BB since February 22, 2007.  These prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended	High Bid	Low Bid
2007 First Quarter	$1.09	$0.59
2007 Second Quarter	$1.05	$0.65
2007 Third Quarter	$0.73	$0.36
2007 Fourth Quarter	$0.525	$0.10

Calendar Quarter Ended
2008 First Quarter	$0.23	$0.05
2008 Second Quarter*	$0.03	$0.027

* As of May 16, 2008.

As of May 16, 2008, we had approximately 97 shareholders of holding 97,428,650 shares of common stock.

We have not paid, nor declared, any dividends on our common stock since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Delaware law. Under Delaware law, dividends may be paid to the extent the corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Penny Stock Rules

Our shares of common stock are subject to the "penny stock" rules of the Securities Exchange Act of 1934 and various rules under this Act. In general terms, "penny stock" is defined as any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rules provide that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the SEC, authorized for quotation from the NASDAQ stock market, issued by a registered investment company, and excluded from the definition on the basis of price (at least $5.00 per share), or based on the issuer's net tangible assets or revenues. In the last case, the issuer's net tangible assets must exceed $3,000,000 if in continuous operation for at least three years or $5,000,000 if in operation for less than three years, or the issuer's average revenues for each of the past three years must exceed $6,000,000.

Trading in shares of penny stock is subject to additional sales practice requirements for broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 (or $300,000 together with their spouse), and certain institutional investors. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of the security and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent disclosing recent price information for the penny stocks. These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock, to the extent it is penny stock, and may affect the ability of shareholders to sell their shares.

Recent Sales of Unregistered Equity Securities

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

On February 6, 2007, we closed the sale of another convertible debenture (the “February Debenture”) in the principal amount of $250,000, to Coach Capital (“Coach”).  The February Debenture is convertible into shares of our common stock at a conversion price of $0.50, subject to adjustment, and is due and payable on February 6, 2008. Interest accrues on the outstanding principal at the rate of 0.5 percent above the prime interest rate as reported by the Wall Street Journal’s bank survey, and the interest is also convertible into shares of the Registrant’s common stock.

On May 14, 2007, we closed the sale of another convertible debenture (the “May Debenture”) in the principal amount of $250,000, to Coach.  The May Debenture is convertible into shares of our common stock at a conversion price of $0.50, subject to adjustment, and is due and payable on May 14, 2008. Interest accrues on the outstanding principal at the rate of 0.5 percent above the prime interest rate as reported by the Wall Street Journal’s bank survey, and the interest is also convertible into shares of the Registrant’s common stock.

On May 25, 2007, pursuant to a private offering of our securities (the “Offering”), we entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors relating to the sale by us of $550,000 principal amount of our Series A 6% Convertible Notes (the “Series A Notes”), and warrants (the “Series A Warrants”) to purchase up to an additional 1,375,000 shares of the Company’s common stock (the “Series A Warrant Shares”).

On May 31, 2007, pursuant to the Offering, we entered into Purchase Agreements with institutional and accredited investors for an additional $10.3 million, which includes $800,000 of outstanding indebtedness converted into the Offering.  The securities sold by us in the May 31, 2007, closing consisted of $8,300,000 principal amount of Series A Notes; $2,000,000 principal amount of Series B 6% Convertible Notes (the “Series B Notes,” and together with the Series A Notes, the “Convertible Notes”); 22,125,000 Series A Warrants; and 5,000,000 Series B Warrants.

On June 12, 2007, pursuant to the Offering, we entered into a Purchase Agreement with an investor relating to the sale by us of $500,000 principal amount of Series B Notes and 1,250,000 Series B Warrants.

On June 18, 2007, pursuant to the Offering, we entered into a Purchase Agreement with certain investors relating to the sale by us of $150,000 principal amount of our Series A Notes and Warrants (the “Series A Warrants”) to purchase up to an additional 375,000 shares of our common stock (the “Series A Warrant Shares”).

On June 22, 2007, pursuant to the Offering, we entered into a Purchase Agreement with an investor relating to the sale by us of $500,000 principal amount of our Series B Notes, and 1,250,000 Series B Warrants.

On July 9, 2007, pursuant to the Offering, we entered into a Purchase Agreement with certain investors relating to the sale by us of $250,000 principal amount of our Series B Notes and Warrants to purchase up to an additional 625,000 shares of our common stock.  In addition to the formal closing, we received directly from an individual a subscription agreement for $100,000 for a purchase of our Series B Notes and Series B Warrants.

The Company received $10,618,916 of proceeds from the issuance of the Series A and Series B convertible notes, net of the $700,000 of advances previously recognized and net of cash offering costs of $931,064.

The Debentures, the Series A Notes, the Series B Notes, the Series A Warrants, the Series B Warrants, and the shares discussed above were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

There have been no repurchases of equity securities by nCoat during the years ended December 31, 2007 or 2006.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial information set forth below is derived from our consolidated balance sheets and statements of operations as of and for the years ended December 31, 2007 and December 31, 2006    The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in this Report.

nCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
ASSETS
Current Assets
Cash	$201,878	$63,437
Trade receivables, net	934,337	964,281
Security subscription receivable	-	-
Inventory	172,477	88,965
Other current assets	62,449	7,852
Deferred income tax assets	45,769	222,501
Total Current Assets	1,416,910	1,347,036
Property and Equipment, net	2,333,815	1,649,491
Intangible Assets, net	2,975,948	3,231,042
Total Assets	$6,726,673	$6,227,569

LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$2,227,834	$1,383,629
Accrued liabilities	1,960,608	1,102,458
Accrued income taxes
Current portion of notes payable	1,984,510	5,305,021
Accrued consulting obligation	500,000	500,000
Current portion of obligations under capital leases	153,568	130,895
Total Current Liabilities	6,826,520	8,422,003
Long-Term Liabilities
Notes payable, net of current portion	12,657,024	220,909
Obligations under capital leases , net of current portion	328,165	471,905
Deferred income taxes	154,744	222,501
Total Long-Term Liabilities	13,139,933	915,315
Stockholders' Equity (Deficit)
Common stock - $0.0001 par value; 500,000,000 shares authorized;
96,650,451 shares and 33,660,000 shares outstanding, respectively	9,665	3,366
Additional paid-in capital	22,240,781	5,272,619
Accumulated deficit	(35,490,226)	(8,385,734)
Total Stockholders' Equity (Deficit)	(13,239,780)	(3,109,749)
Total Liabilities and Stockholders' Equity (Deficit)	$6,726,673	$6,227,569

n COAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Twelve Months Ended
	December 31
	2007	2006
Net Sales	$7,765,309	$5,572,621
Cost of Goods Sold	6,118,199	5,331,181
Gross Profit (Loss)	1,647,110	241,440
General and Administrative Expense	8,504,237	4,627,171
Sales and Marketing Expenses	856,565	1,004,341
Loss from Operations	(7,713,692)	(5,390,072)
Impairment of Intangibles	4,862,993	-
Interest Expense	14,527,807	2,080,502
Loss Before Income Taxes	(27,104,492)	(7,470,574)
Income Tax Benefit	-	751,619
Net Loss	$(27,104,492)	$(6,718,955)

Basic and Diluted Loss per Share	$(0.34)	$(0.21)
Basic and Diluted Weighted-Average
Shares Outstanding	78,618,770	31,284,657

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT ON FORM 10-K CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES.  ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED BY NCOAT AND DISCUSSED IN THE FORWARD-LOOKING STATEMENTS.  WHEN USED IN THIS ANNUAL REPORT, WORDS SUCH AS "BELIEVES," "EXPECTS," "INTENDS," "PLANS," "ANTICIPATES," "ESTIMATES," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, ALTHOUGH THERE MAY BE CERTAIN FORWARD-LOOKING STATEMENTS NOT ACCOMPANIED BY SUCH EXPRESSIONS.  ADDITIONALLY, STATEMENTS THAT RELATE TO THE FUTURE BUSINESS DEVELOPMENT, FINANCIAL PROJECTIONS, CAPITAL RAISING, CAPITAL REQUIRMENTS, GROWTH OF MARKETES OR CUSTOMER BASES, OR FUTURE BUSINESS COMBINATIONS MAY ALSO INCLUDE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED BELOW IN THE SECTION ENTITLED "INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS" AND UNDER THE HEADING "CERTAIN SIGNIFICANT RISK FACTORS," ABOVE.  NCOAT, INC., SPECIFICALLY DISCLAIMS ANY OBLIGATION OR INTENTION TO UPDATE ANY FORWARD LOOKING STATEMENT.

The following Management’s discussion and Analysis of financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand nCoat, Inc., our operations and our present business environment.  MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto contained in Item 8 of this report.  This overview summarizes MD&A, which includes the following sections:

•	Overview – a general description of our business and the markets in which we operate; our objective; our areas of focus; and challenges and risks of our business.

•	Significant Accounting Policies – a discussion of accounting policies that require critical judgments and estimates.

•
Results of Operations – an analysis of our Company’s consolidated results of operations for the three years presented in our consolidated financial statements.  Except to the extent that differences among our operating segments are material to an understanding of our business as a whole, we present the discussion in the MD&A on a consolidated basis.

•
Liquidity and Capital Resources – an analysis of cash flows; off-balance sheet arrangements and aggregate contractual obligations; the impact of foregoing exchange; an overview of financial position; and the impact of inflation and changing prices.

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.  The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole.  This discussion should be read in conjunction with our financial statements as of December 31, 2007, and the year then ended and the notes accompanying those financial statements.

Overview

Our principal business strategy includes the following components:

Acquisitions.  We completed the acquisition of HPC and MCCI which have given us a base of operations and market presence.  During the next three years, we will identify additional specific target companies for acquisition.  The high performance coating industry includes a number of “sub-niche” sectors, such as piston manufacturing and protection, lubritic dry film coatings, coating for weapons and military applications, gas and oil tools, valves and pipelines, marine applications, both in engine parts and anti-fouling technologies to name just a few.  The fragmentation of the industry provides us with a large number of small to medium size companies that we will investigate to determine our best additions to our first two acquisitions.

Internal Organic Growth. We have already taken the existing “book of business” of our two subsidiaries and introduced into it additional products, both as cross sales from the sister company’s product lines as well as the introduction of nano-formulated coatings.  Our emphasis on the after-market retail customer is one of the two major sectors of our business.  In additional to the aftermarket sector, we have already developed and are presently developing additional customers in the OEM sector.  One of our strongest sources for internal organic growth in the next three years is an emphasis by the manufacturers of diesel, gasoline and hybrid fueled engines to meet demanding environmental requirements imposed on their respective industries as we seek to improve emissions, fuel economy and safety.

Distributed Model Development. The “distributed” business model is our establishment of on-site coatings application as part of the assembly-line process within the manufacturing and/or assembly process of a large customer.  We have already undertaken this approach with one of our OEM customers and are presently in discussion with others.  The savings on handling, shipping, inventory, logistics management and other similar expenses that comes from having the on-site “plant” is the main element of interest for our larger customers.  We are presently in discussion with other customers to increase the awareness of the benefits of this approach.

Licensing Intellectual Property.  Within the next twelve months, we intend to enter into protective “field of use” licensing with some of the manufacturers that may be tier-one suppliers of large OEM companies or who deploy a distributed production model described above. However, unlike the distributed model where application expertise and management control are inherent elements of the model, our “field of use” license agreements supply proprietary coatings to third parties already applying coating at their plants.  The license agreements will be limited to targeted applications and industries and structured as joint ventures to avoid creating competition in our own current market space.

Strengthen nTech's research and development efforts. We have entered into a series of discussions with outside research and development groups, including technology transfer offices of universities, private laboratories and other small start-up technology companies for the express purpose of continuing to strengthen and exploit our research and development capacities.  We expect to formalize these discussions prior to the end of the fourth quarter of this year.  All of nTech’s research activities are focused on projects that can show commercialization within three to six months, rather than long term R&D projects. Many research projects are driven by direct requests from customers seeking immediate solutions to present critical problems.

Acquisitions

Management believes that there is a strategic acquisition opportunity resulting from the market dynamics of the high performance coatings markets. Acquisitions of HPC and Jet-Hot have further validated our strategic research. We expect to search for, complete due diligence on and acquire other coatings companies that (i) have a customer base that includes enterprise level customers in a mature market, (ii) enjoy strong and stable market presence in our targeted primary markets, (iii) are profitable, (iv) have a brand presence similar to HPC, and (v) have an existing product mix whose performance and functionality can be significantly improved by the integration of nanotechnology know-how.

Acquisition of Jet-Hot

With respect to the acquisition of Jet-Hot, we believe key synergies to our business plan include:

1.         Jet-Hot has a plant in Arizona as does HPC. The plants are about 10 miles apart. We expect to consolidate those plants prior to the end of the 4th quarter 2007.
2.         Jet-Hot plants are built for high through-put and packaging of individual aftermarket production. HPC plants are built for high volume of OEM parts production.
3.         Two corporate headquarters exist. We expect to consolidate accounting, human resources, legal, purchasing, sales and marketing, R&D and company management.  We expect to consolidate the administration to the North Carolina headquarters prior to the end of the 4th quarter of 2007.
4.         HPC and JET-HOT sales and marketing groups will be consolidated for maximum production and efficiency, including advertising budgets prior to the end of the 4th quarter of 2007.
5.        We expect to consolidate R&D and technical services to nTech, for efficiency and intellectual synergies prior to the end of the 4th quarter of 2007.
6.         HPC and JET-HOT sales prospects include many of the same names, including several where the two companies are the only two competitors for the account. We will sort this list into HPC and MCCI responsibilities and create a non-competing sales effort before the end of the 4th quarter of 2007.
7.         We have acquired sufficient market and operational experience to realize that a single coating entity has a competitive disadvantage in attempting to create high volume productions of both aftermarket parts and OEM parts.  The addition of MCCI allows us to create focused plants for each of our major market sectors.
8.         Competition between MCCI and HPC for stand-alone coatings sales (no applications services) will be eliminated and we will carry one “best of breed” coating from each area in which we have needs.  We expect to complete this portion of the integration before the end of the 4th quarter of 2007.
9.         JET-HOT has more thermal barrier customers than HPC. HPC has more corrosion resistance and lubritic coatings customers than JET-HOT. Cross selling can occur to each company’s customer base to raise same-customer revenue. In addition, JET-HOT does not currently sell internal engine coatings. Their product line is for coatings on external parts only. HPC internal engine coatings can now be offered to all of JET-HOT’s approximate 9000 annual individual aftermarket customers.

Explanatory Note: Financial Statements ending December 31, 2006 together with the following management discussion and analysis relates to the original nCoat, Inc., the privately held company that changed its name to nCoat Automotive Group, Inc. (nCoat Auto) as part of its entry into a share exchange agreement with Tylerstone Ventures Corporation (“Tylerstone”) in February 2007. Any references in the financial statements or in this section that refer to “the Company” refer to nCoat Auto, not to the later merged Tylerstone/nCoat, Inc.

There is limited historical financial information about us upon which to base an evaluation of our performance. nCoat Auto has been in existence since September 2004 and incorporated in early 2005. In September of 2005, it purchased High Performance Coatings, Inc. (HPC), an operational coatings company which is responsible for the majority of the nCoat-consolidated revenues. nCoat Auto also created in 2006 an intellectual property and development group, nTech, Inc. (nTech) that, at December 31, 2006, had generated minimal revenue reported in the consolidated financials. We merged with nCoat Auto in February of 2007 and adopted its fiscal year, its operations and its financial history.

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary, either through the issuance of additional debt or equity instruments, to operate until the profitability occurs through the generation of revenue. We will need to raise this capital to fund both the normal operating costs and expansion efforts. If we are not able to generate sufficient revenues and cash flows or obtain the necessary funding, we will be unable to continue as a going concern. As disclosed in the May 17, 2007 report of the independent auditors related to our financial statements for the fiscal year ended December 31, 2006, our recurring losses and negative cash flows from operations raises substantial doubt about our ability to continue as a going concern. Our working capital deficiency as at March 31, 2007 was $9,623,195 with accumulated losses from the date of inception of $11,276,381. We entered into a share exchange agreement in February 2007; have engaged an investment banking firm to assist in raising new capital; have increased operating activities focused on the marketing of our products and have been negotiating sales agreements all to enable us to generate sufficient cash flow for us to continue as a going concern. If we does not receive sufficient funds to settle amounts owed to creditors and pay future expenses, there is the possibility that we would be unable to continue.

At December 31, 2006, we had assets of $6,227,569, and liabilities of $9,337,318. Amounts owed to related parties have no specific terms of repayment and bear no interest. Prior to the merger with Tylerstone, nCoat Auto entered into a funding arrangement with Tylerstone for debenture-based financing to support our requirements. At December 31, 2006, we had used $1,750,000 of these funds. Terms of the debentures call for interest at one-half percent over Wall Street Journal prime.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include operating leases for production facilities and office space.

Our Operating Results

Performance at December 31, 2007 Compared to December 31, 2006

Performance Overview

Revenues

The 2007 year increase in revenue of approximately $1.3 million was attributable mainly to the June 29, 2007 acquisition of MCCI. HPC revenues were less than those in the same period in 2006 and continue to be impacted by changes being implemented by our diesel engine manufacturing customers. According to industry sources, heavy-duty truck sales have fallen 42.5% for 2007.  One major truck manufacture reported a 71% decrease in year to year unit sales. Beginning in January 2007, our diesel engine manufacturing customers were required to introduce new engine platforms to meet new Environmental Protection Agency (EPA) requirements to lower harmful particulates in engine emissions in order to comply with Federal clean air standards. nCoat sells and applies coatings that aide diesel emissions systems to meet these new standards. Our customers’ introduction of the new engine platform created increased sales of engines manufactured in the 2006 model year prior to introduction of the new 2007 engines. LES – need your help!

Cost of Sales.

Cost of sales as a percentage of sales decreased from 96% in 2006 to 79% for 2007. With the acquisition of MCCI, we have increased the percentage of our business related to after market products, which typically have a higher margin than our OEM products. Costs in 2006 were inflated due to the use of temporary labor, excessive overtime, high transportation costs and the associated costs related to the ramp up in production.  The increase in 2007 also reflects a managerial effort to focus on labor to revenue parameters.

General and Administrative Expenses .

General and administrative expenses for the year ended December 31, 2007 increased almost $3,9000,000 and increased as a percentage of sales from 83% to 110% for the same period in 2006. The 2007 general and administrative expenses include costs related to: our first year operating as a public company and the associated costs of nCoat, which reflect the costs related to the infrastructure created to support the aggressive acquisition and growth plan for the Company, together with the completion of the acquisition of MCCI and its related costs,

Sales and Marketing Expense.

Sales and marketing expense for the year ended December 31, 2007, decreased by approximately $148,000 and decreased to 11% of sales compared to 18% for the same period in 2006.  This decrease in 2007, when compared to the same period in 2006, is attributable to both a consolidation of marketing expenses with the acquisition of MCCI as well as the management efforts to reduce expenses overall.

Interest Expense.

The increase in interest expense reflects the impact of the write-off of all remaining debt discount, deferred loan costs and redemption premium related to acceleration of the maturity date for the Series A and Series B Convertible Notes.  In the third quarter of 2007 a total of $15,920,903 was charged to interest related to this acceleration, consisting of $11,909,722 debt discount, $3,062,500 redemption premium and $948,681 of deferred loan costs.  In the fourth quarter of 2007 the redemption premium was recaptured because the Holders of the Series A and Series B convertible Notes entered into agreements waiving the triggering events under the terms of the notes.

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

Financial Statements, One-Time Charges and Capital Expenditures

We continued to feel the effects of and experience higher costs related to preparing for accelerated growth through acquisitions and organic internal growth of existing operating entities. In 2006, we added facilities, personnel, systems and processes to support business growth and acquisition activities. These expenditures we discussed in the Company’s current report on Form 8K filed on May 18, 2007.  Areas where expenditures and one-time expenses impacted the first nine months of 2007 were:

1.           Facilities - We incurred additional expenses related to the opening a facility closer to our customer base in North Carolina, tooling and prototyping for new accounts, aftermarket finishing equipment, staging and cleaning equipment were added.  Additionally, we transferred additional production of high volume “H Series” and “S Series” OEM accounts from the HPC Utah facility to the North Carolina facility. HPC continued to retool the Utah facility to meet production requirements for high volume “E-Series” production for new customers in the diesel engine trucking industry.

2.           Headquarters Relocation - Corporate headquarters was moved from Utah to North Carolina  This relocation began in 2006 and has continued through 2007. Key employees have been relocated to North Carolina and new offices were established at the North Carolina production facilities.

3.           Personnel - The Company hired personnel in 2006 to ramp production, prepare for acquisition, transition and integration and to prepare for registration with the Securities and Exchange Commission. We have focused on completion of Standard Operating Procedure documentation, preparation of information systems, accounting, human resource, production, communications, mixing and blending, strategic finance and other systems to accommodate rapid growth from internal and acquisition growth..

4.           Public Company Preparation - In the first quarter of 2007 one-time expenses were incurred in connection with preparation for merger with a publicly traded entity.  Additional expenses were taken to close the shell acquisition transaction and affect the merger, prepare for application for public trading, meet SEC requirements, hire trading support entities and launce the public trading of the newly acquired shell.  Expenses include:

i.             Legal;
ii.            Accounting, review and audit;
iii.           Contracts with transfer agent;
iv.           Printing and delivery of original stock certificates;
v.            Retention and compensation of investment banking firm; and
vi.           Public filings

5.           Research and Development - In 2006, research and development expenses nearly double the expected future research and development burden. Over 20% of 2006 revenue was spent to complete initial formulations of nano-formulated coatings, complete testing and commercialize the coatings with multiple customers.  Research and Development in 2007 will be focused on  further develop of new coatings, exploring the viability of exclusively licensing non proprietary coatings, prototyping and testing new coatings for customer parts and exploring new patents for further coating development

6.           Non-recurring Marketing and Sales Costs - Marketing and sales set-up costs were realized in 2006 to establish systems and process to capture and track data and develop collateral materials and an internet presence for business development. Expenses in 2007 include development of sample materials demonstrating the efficacy of nCoat proprietary coatings, documentation supporting rapid account sigh-up and terms of business and market research to target key prospects.

7.           Financing - The Company realized one-time expenses in 2006 for financing the purchase of HPC. Amortization expenses and note extension fees were included in interest expenses. Expenses in 2007 include fees relating to engaging advisors to assist the Company in future financings and expenses related to creating the strategic relationships necessary to successfully execute the business plan.

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

From May 25, 2007, through July 9, 2007, we issued $9,000,000 of Series A 6% convertible promissory notes (the “Series A Notes”) and warrants to purchase 22,500,000 shares of common stock, exercisable at $1.00 per share through May 31, 2007. The Series A Notes had an initial conversion price of $0.40 per share and a maturity date of May 31, 2010, when the Series A Notes are due. From May 31, 2007 through July 9, 2007, the Company issued $3,250,000 of Series B 6% convertible promissory notes (the “Series B Notes”) and warrants to purchase 8,125,000 shares of common stock at $0.80 per share exercisable through May 31, 2007. The Series B Notes had an initial conversion price of $0.40 per share and a maturity date of May 31, 2010 when the Series B Notes are due. The Series A and B private placement offerings included the conversion of $800,000 of advances from investors of which $700,000 had been received prior to March 31, 2007. The Company received $10,618,916 of proceeds from the issuance of the Series A and Series B convertible notes, net of the $700,000 of advances previously recognized and net of cash offering costs of $931,064.

In the final stages of the offering, after we had closed on the purchase of MCCI, a subscribed investor did not fund its portion of offering.  Our intended use of proceeds included retirement of debt and related accrued interest of $3,677,286, $5,000,000 for the acquisition of MCCI, payment of significant pre-offering liabilities and establishing a working capital reserve. The retirement of pre-offering liabilities and the working capital portion of the offering did not get raised prior to our contractual obligation to close the offering.  This deficiency of the expected $3,500,000 in funding, combined with the seasonal lull in aftermarket and OEM revenues, has caused us to experience a significant liquidity crisis.  A number of our vendors have turned our  accounts over to collection agencies and at December 31, 2007, we had accounts payable in excess of $1.5 million over 120 days past due.

At September 30, 2007, we were in technical breach of the Securities Purchase Agreement and the related Series A and B Convertible Notes and Registration Agreement (collectively the “Note Agreement”). This technical breech was due to our failure to respond to SEC comments within 15 days following receipt, failure to have the registration of the underling shares effective within 75 days of the required filing date, failure to pay partial liquidating damages of $90,000 and issuing $200,000 of unauthorized debt.

Although no demand was made, the Note Agreement provides that in the event of a breech, within the first 12 months following closing, the holders are entitled to demand immediate redemption of all, or any portion of, the face value of the Series A Notes and Series B Notes, along with a 25% redemption premium and setting the note conversion price to the stock value on that date. As a result, the full face value of the Notes and redemption premium are shown on our Balance Sheet as current liabilities at September 30, 2007.  In the three month period ending September 30, 2007, we expensed all remaining debt discount related to the Series A and B Notes, the 25% redemption premium, all remaining deferred loan costs as well as providing for an additional $450,000 of potential liquidating damages until the registration of the underlying securities is completed.  The note conversion price was reset to $0.36 per share.

Series A Amendment Agreement

In December 2007, the Company entered into an Amendment and Waiver of Registration Rights Agreement and 6% Series A Convertible Notes dated as of November 30, 2007 (the “Series A Amendment Agreement”), with Enable Growth Partners LP; Enable Opportunity Partners LP; Pierce Diversified Strategy Master Fund LLC, Ena; Capital Ventures International; Edward A Bugniazet; and Scott Lyman (collectively, the “Series A Noteholders”) who together were the holders of 75% of the Company’s Series A 6% Convertible Notes (the “Series A Notes”).

Pursuant to the terms of the Series A Amendment Agreement, the Series A Noteholders agreed to waive certain “Trigger Events” as that term is defined in the Series A Notes, in exchange for certain amendments to the terms of the Series A Notes and the related registration rights agreement (the “Registration Rights Agreement”) between the Company and the Series A Noteholders.  The Registration Rights Agreement was amended by adding the following language to the end of Section 2(b) of the Registration Rights Agreement:

“Notwithstanding anything to the contrary in this Section 2(b), the Company shall only be obligated to pay partial liquidated damages to the Holders for Events occurring after the earlier to occur of (i) the effective date of the Registration Statement and (ii) February 29, 2008.  Further, notwithstanding anything to the contrary in this Section 2(b), in the event that the Company is not permitted to include all of the Registrable Securities in the Registration Statement due solely to SEC Guidance, the Company shall not be liable for liquidated damages as to any such Registrable Securities which are not permitted to be so included if, as of February 29, 2008, such Registrable Securities may be transferred by the Holders pursuant to Rule 144.”

Additionally, the Company and the Series A Noteholders agreed that the Conversion price of the Series A Notes would be adjusted from $0.40 to $0.25, subject to further adjustment as set forth in the Series A Notes.  Moreover, the following new subsection was added to Section 4(a) of the Series A Notes:

“(xv)  any quarterly reports on Form 10-Q or Form 10-QSB filed by the Company with the Commission for the three months ending on the following dates which disclose “Net Cash Used in Operating Activities” in excess of the numbers set forth next to each:

March 31, 2008:	$850,000.00
June 30, 2008:	$700,000.00
September 30, 2008 – March 31, 2010:	$450,000.00

Series B Amendment Agreement

Additionally, the Company, entered into an Amendment and Waiver of 6% Series B Convertible Notes, dated as of November 30, 2007 (the “Series B Amendment Agreement”), with Avendale Equity, LLC; Knight Capital Group; and GGR II, LLC (collectively, the “Series B Noteholders”), who together are the holders of at least 75% of the Company’s Series B 6% Convertible Notes (the “Series B Notes”).

Pursuant to the terms of the Series B Amendment Agreement, the Series B Noteholders agreed to waive certain “Trigger Events” as that term is defined in the Series B Notes, in exchange for certain amendments to the terms of the Series B Notes.

The Company and the Series B Noteholders agreed that the Conversion price of the Series B Notes would be adjusted from $0.40 to $0.25, subject to further adjustment as set forth in the Series B Notes.  Moreover, the following new subsection was added to Section 4(a) of the Series B Notes:

“(xiv)  any quarterly reports on Form 10-Q or Form 10-QSB filed by the Company with the Commission for the three months ending on the following dates which disclose “Net Cash Used in Operating Activities” in excess of the numbers set forth next to each:

March 31, 2008:	$850,000.00
June 30, 2008:	$700,000.00
September 30, 2008 – March 31, 2010:	$450,000.00

Accounting standards allowed us, as a result of these waivers, to recapture the 25% redemption premium interest expense and to return the notes to long term liability status.  Both of these benefits are reflected on our Consolidated Balance Sheet and Statement of Operations.

In January 2008, the Company entered into a Series A Amendment and Interest Shares Agreement dated as of January 7, 2008 (the “Series A Amendment Agreement”), with Scott Lyman;Edward Bugniazet III;Capital Ventures International;Enable Growth Partners LP;Enable Opportunity Partners LP;and Pierce Diversified Strategy Master Fund, LLC ena, (collectively, the “Series A Noteholders”) who together are the holders of 75% of the Company’s Series A 6% Convertible Notes (the “Series A Notes”).  The Company received the final signatures on the Series A Amendment Agreement on January 23, 2008.

Pursuant to the terms of the Series A Amendment Agreement, the Company and the Series A Noteholders agreed to amend the Series A Notes by adding the following Section (2)(a) to Section (2) of the Series A Notes:

" (a)      Solely with respect to the interest to be paid on January 1, 2008, the following terms and conditions shall apply:

(i)             The Company shall pay the interest due on January 1, 2008, by issuing Interest Shares (the "January 2008 Interest Shares").

(ii)            The January 2008 Interest Shares to be issued will be “restricted securities” as defined in Rule 144 under the Securities Act of 1933, as amended.

(iii)           On or after February 15, 2008, the Company will cause its counsel to issue legal opinions relating to the sale of the January 2008 Interest Shares pursuant to Rule 144, upon (A) the request of the Holder, and (B) receipt by the Company or its counsel of the usual and customary paperwork (including representation letters, broker representations, and Form 144) relating to sales under Rule 144.  The Holder and the Company acknowledge and agree that counsel for the Company cannot issue opinions under Rule 144 prior to February 15, 2008, because such date is the effective date of amendments to Rule 144 which will shorten the holding period of restricted securities.

(iv)           The issuance price of the January 2008 Interest Shares will be 90% of the 5-day Weighted Average Price of the Common Stock ending on December 31, 2007.

(v)            With respect to the January 1, 2008, interest payment, no other conditions (including but not limited to those set forth above in Section (2)) shall be applicable."

Additionally, the Series A Noteholders agreed that the payment by the Company of the interest due on January 1, 2008, pursuant to the terms of the Series A Amendment would not constitute a Trigger Event under the Note, and that by entering into the Series A Amendment, the Series A Noteholders were waiving any right to claim a Trigger Event with respect to the January 1, 2008, interest payment.

Series B Amendment and Interest Shares Agreement

Additionally, the Company entered into a Series B Amendment and Interest Shares Agreement dated as of January 7, 2008 (the “Series B Amendment Agreement”), with GGR II, LLC; Knight Capital Group; Avendale Equity LLC; Thomas Joyce; and Gregory Voetsch (collectively, the “Series B Noteholders”) who together are the holders of 75% of the Company’s Series B 6% Convertible Notes (the “Series B Notes”).  The Company received the final signatures on the Series B Amendment Agreement on January 28, 2008.

Pursuant to the terms of the Series B Amendment Agreement, the Company and the Series B Noteholders agreed to amend the Series B Notes by adding the following Section (2)(a) to Section (2) of the Series B Notes:

"(a)       Solely with respect to the interest to be paid on January 1, 2008, the following terms and conditions shall apply:

(i)            The Company shall pay the interest due on January 1, 2008, by issuing Interest Shares (the "January 2008 Interest Shares").

(ii)            The January 2008 Interest Shares to be issued will be “restricted securities” as defined in Rule 144 under the Securities Act of 1933, as amended.

(iii)           On or after February 15, 2008, the Company will cause its counsel to issue legal opinions relating to the sale of the January 2008 Interest Shares pursuant to Rule 144, upon (A) the request of the Holder, and (B) receipt by the Company or its counsel of the usual and customary paperwork (including representation letters, broker representations, and Form 144) relating to sales under Rule 144.  The Holder and the Company acknowledge and agree that counsel for the Company cannot issue opinions under Rule 144 prior to February 15, 2008, because such date is the effective date of amendments to Rule 144 which will shorten the holding period of restricted securities.

(iv)           The issuance price of the January 2008 Interest Shares will be 90% of the 5-day Weighted Average Price of the Common Stock ending on December 31, 2007.

(v)            With respect to the January 1, 2008, interest payment, no other conditions (including but not limited to those set forth above in Section (2)) shall be applicable."

Additionally, the Series B Noteholders agreed that the payment by the Company of the interest due on January 1, 2008, pursuant to the terms of the Series B Amendment would not constitute a Trigger Event under the Note, and that by entering into the Series B Amendment, the Series B Noteholders were waiving any right to claim a Trigger Event with respect to the January 1, 2008, interest payment.

In February 2008, the Company entered into a Waiver Agreement with certain of the holders of Series A Convertible Notes and Series B Convertible Notes, who together were the holders of 75% of the Company’s Series A Notes and Series B Notes.  The Waiver Agreement related to the incurrence by the Company of debt without receiving the required approval.  Under the Waiver Agreement, the Series A and Series B Noteholders concurred to the incurrence by the Company of up to $600,000 and waive their rights to claim a default under the Series A and Series B Notes.

Any changes to the agreement or to accounting treatment described above occurring after December 31, 2008 will be reflected in subsequent periods.

We have been active in our attempt to reduce our losses and conserve cash.  We have had a reduction in work force and reduced head count by 40 employees.  Following the acquisition of MCCI we consolidated our two Arizona facilities.  On August 31, 2007 and September 14, 2007 certain salaried employees elected to defer all or a portion of their salaries totaling $143,473.  On November 9, 2007 all salaried employees’ compensation, totaling $89,193, was deferred.  To date none of the deferrals have been paid.

We have limited travel and curtailed expenditures.  Since September 30, 2007 we have borrowed an additional $440,000 from investors.

The Company’s continued existence and plans for future growth depend on its ability to continue to obtain the capital necessary, either through the issuance of additional debt or equity instruments, to operate until the profitability occurs through the generation of increased revenue and cost containment. We will need to continue to raise this capital to fund both the normal operating costs and expansion efforts. If we are not able to generate sufficient revenues and cash flows or obtain the necessary funding, we will be unable to continue as a going concern. As disclosed in the May 17, 2007, report of the independent auditors related to the Company’s financial statements for the fiscal year ended December 31, 2006, the Company’s recurring losses and negative cash flows from operations raises substantial doubt about the Company’s ability to continue as a going concern. Cash used for operating activities was $3,818,531 for 2007. The Company’s working capital deficiency as at September 30, 2007 was $19,260,463 with accumulated losses from the date of inception of $31,826,068.

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

Financial Statements, One-Time Charges and Capital Expenditures

The Company had a high level of one-time expense and capital expenditures in 2006. In preparation for achieving rapid growth through acquisitions and internal growth of existing operating entities, nCoat the Company added facilities, personnel, systems and processes to support business growth and acquisition activities. Capital expenditures and one-time expenses were taken in the following areas:

1.           Facilities - HPC added a new 55,000 square foot production facility in North Carolina with high volume, high through-put production equipment. Initial production began with one operating line. With future additions, the facility can accommodate five full simultaneously operating production lines. Our plans call for a second OEM production line in early 2008 at a cost of approximately $750,000 for its installation.  Another production line dedicated solely to our after market production is slated in 1 st  quarter of 2008 at a cost of approximately $250,000 and a fourth production line, again for OEM is planned for 4 th  quarter 2008/1 st  quarter 2009 with a cost of approximately $1,000,000 .  The costs and timing associated with these lines are our best estimates given the general nature of future planning.  The capacity, development schedule and cost may change dramatically in the future if a large OEM customer with specialized needs and sufficient volumes could commercially occupy the complete resources of a line or a plant.

The Company transferred production of most high volume “H Series” and “S Series” OEM accounts from the HPC Utah facility to the North Carolina facility. This strategy moved production closer to customer manufacturing and assembly facilities, allows expansion of production lines to meet customer specifications, and focused production on new nano-coatings formulations and eliminated archaic production systems centralized in the Utah facility. This also significantly reduced increasing expedited and normal delivery transportation costs to OEM customers.

After transfer of production from Utah to North Carolina, HPC re-tooled the Utah facility to meeting production requirements for high volume “E-Series” production for new customers in the diesel engine trucking industry. This strategy eliminated the need for use of higher wage temporary employees in the Utah facility to meet production requirements.

HPC added additional equipment and facilities to the Oklahoma production facility to support higher volume motorcycle and recreational vehicle parts production.

The Company moved corporate headquarters for nCoat, nTech and HPC to 11,000 square feet of office space attached to the new North Carolina production facility.

           2.           Headquarters Relocation - The Company determined in 2006 that establishing corporate headquarters in North Carolina from Utah for nCoat, nTech and HPC was necessary for the rapid growth of all companies and the to better serve key enterprise customer demands. Several key employees were relocated to North Carolina and new offices were established at the North Carolina production facilities. Key one-time 2006 operating and capital expenses included:

           a.           Utah facility rent write-down
           b.           Employee relocation
           c.           Equipment relocation
           d.           New office equipment and furniture
           e.           Lease improvements

           3.           Personnel - The Company hired personnel in 2006 to ramp production, acquisition preparation, transition and integration and prepare for introduction of public trading. Personnel were added in the following general categories:

           a.           General and administration
           b.           Sales and marketing
           c.           IS/IT
           d.           Production management operations
           e.           Strategic finance, mergers and acquisitions and acquisition integration

In addition, a one-time charge was established for a paid time-off capital pool for employees’ absentee days.

           4.           Public Company - One-time expenses were realized in connection with preparation for merging with a publicly traded entity. Expenses included:

           a.           Legal
           b.           Accounting and audit
           c.           Shell identification
           d.           Selection and retention of investment banking and capital finance firms
           e.           Shell acquisition
           f.            Public filings

           5.           Information Technology and Systems - In preparation for rapid expansion and tracking of high volume production, large increase in number of customers, prospect and vendor contacts, integrated accounting, and logistics management, the Company increased computer technology and enterprise software integration throughout all operating entities. One-time 2006 expenses included:

           a.           Acquisition of new enterprise software
           b.           Integration and training of new software program
           c.           Abandoned software write-down
           d.           New computer hardware
           e.           Software engineering for code integration
           f.            Consulting services

           6.           Consulting - The Company utilized consulting from a few entities as one-time expenses to advise the company on transition and integration of HPC and other operating functions. Expenses to retain the founder of HPC to advise as to market, production, technology and operating issues were realized in 2006.

           7.           Research and Development (“R&D”) - The Company and its operating entities realized in 2006 one-time research and development expenses nearly double the expected future R&D burden. Over 20% of 2006 revenue was spent to complete initial formulations of nano-formulated coatings, complete testing and commercialize the coatings with multiple customers. One-time R&D expenses included:

           a.           Corrosion resistant nano-coating formulation and testing
           b.           Heat resistant nano-coating formulation and testing
           c.           Nano-coatings application preparation, production, curing and shipping processes
  d.              Development, specification and engineering of equipment for application of nano-coatings

Among assets developed from this extensive R&D activity are:

           a.           High volume production equipment nano-coating application
  b.              Process manuals for mixing, blending, preparation, application, curing and shipping of nano-coated parts
           c.           Five filed patents
           d.           Six additional patents under exploration
           e.           Multiple trade secret technologies

           8.           Non-recurring Marketing and Sales Costs - Certain marketing and sales set-up costs were realized in 2006 to establish systems and process to capture and track data and develop collateral materials and web presence for business development. Key expenses included:

           a.           CRM software and database development
           b.           Computer hardware to support field sales and graphics production
           c.           Collateral materials development for aftermarket and OEM sales
           d.           Development and launch of sales friendly website for HPC

In addition, certain marketing expenditures were paid on advice of former HPC ownership that proved ineffective or where the ROI was below expected level for efficient marketing procedures. These expenses will not be repeated beyond 2006. Discontinued marketing expenses include:

           a.           Broad magazine advertising
           b.           Trade shows focused solely on branding
           c.           National race sponsorships

           9.           Financing - The Company realized one-time expenses in 2006 for financing the purchase of HPC. Amortization expenses and note extension fees were included in financing expenses.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2

CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended
December 31, 2007, 2006 and 2005!	F-4
Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended
December 31, 2005!, 2006 and 2007	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005!	F-6
Notes to Consolidated Financial Statements	F-8

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Management’s Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer, who is currently also acting as the Company’s Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting.   Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2007, as the result of control deficiencies, material weaknesses and significant deficiencies.   Some of the material weaknesses found result from significant deficiencies in internal control that collectively constitute a material weakness.

An internal control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned duties, to prevent or detect misstatements on a timely basis. The Company has not established a formal audit committee forcing the Board to rely solely on the Chief Financial Officer for guidance and control compliance.  The Company has not established a formal Audit Standard embodied in a series of preventative and detective control processes, again relying on the Chief Financial Officer during the course of daily accounting routines to establish policies and procedures that are tested forensically at the end of the period by the external auditors.

A material weakness is a significant deficiency or combination of significant deficiencies that results in a more than remote likelihood that a material misstatement in the annual or interim financial statements will not be prevented or detected.  A significant deficiency is a single deficiency or combination of deficiencies that results in a more than remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected. A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.   The Company had the following material weaknesses and significant deficiencies at December 31, 2007:

•
The monthly, quarterly and annual financial statement completion and closing processes lacked adequate preventative controls including timely general ledger account reconciliation and statement generation.

•           Subsidiary inventory records lacked recorded detail and information.
•           Stock transfer records, tracking and control lacked adequate controls
•           Point of Sales procedures lacked control in verification of services rendered.
•           Safeguarding of cash lacked adequate preventative controls including overnight safekeeping
•           Acquisition integration lacked consistent controls enabling the rapid incorporation of existingaccounting systems and procedures.

Despite all of these shortcomings with internal controls over financial reporting, management has reasonable assurance that there was no negative material effect on of the financial statements of the Company.

Remediation of Control Deficiencies, Material Weaknesses and Significant Deficiencies

We have implemented and will continue to implement changes to our processes to improve our internal control over financial reporting. The following steps have been taken subsequent to December 31, 2007, or are planned for the first half of 2008, to remediate the conditions leading to the above stated deficiencies and weaknesses:

Remediation Efforts on Control Deficiencies

•
Management is presently seeking a Chief Financial Officer to replace James Dodd who retired onApril 18, 2008.  The successful candidate will have the knowledge and training to undertake the development of an overall policy, procedure and governance document for Internal Control Standards

•           Once the new Chief Financial Officer is named, he will be tasked by management to form a formalAudit Committee which will meet formally to implement and monitor the Standards created.
•           Management will work directly with its external auditors in evaluating and refining the Standardsto meet current requirements.
•           Management will undertake training to better understand their responsibility for effective controls

Remediation Efforts on the Internal Controls Surrounding the Financial Statement Closing Process

•           Use of standard general ledger entries.
•           Creation of procedures for subsidiary accounting system cut-off.
•           Use of a disclosure control checklist.
•           Completion of timely general ledger reconciliations in standard form.
•           Establish reporting deadlines for each period.

Remediation Efforts on Subsidiary inventory records

•           Inventory records for MMCI have already been redone, creating the basis for recording monthlychanges.
•           Inventory records for nTech have already been redone, creating the basis for recording monthlychanges
•           Specific personnel have been designated to maintain these records

Remediation Efforts on Stock Transfer records

•           At the time a new CFO shall be named, management will establish a specific procedure fortracking the need to issue new certificates.

Remediation Efforts on Point of sales

•	Formalization of appropriate documentation, including original purchase orders, plant trackingprocesses, shipping and invoicing shall be established at the time the new CFO is hired.

•           Separation of accounting processes to include separate individuals to handle intake, processing,invoicing and collecting on coating service fees.

Remediation Efforts on Cash and other Company Asset safekeeping

•           Cash on hand in any of the Company’s offices shall be limited to reasonable amounts necessaryfor petty cash purposes only.
•           Regular bank deposits are required at each location.

Remediation Efforts on Acquisition Accounting Integration

•	Financial recording delays and inaccuracies has been reduced by the Company’s use of a newintegrated accounting software system that was implemented on January 1, 2008

Changes In Internal Control Over Financial Reporting

The following changes in internal control over financial reporting occurred during the fourth quarter of 2007:

•	Improvements in documentation of accounting transactions were implemented.
•	A new accounting software was implemented Company-wide starting January 1, 2008
•	Certain steps to further the segregation of duties were implemented.

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer, who is currently acting as our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual  report, has concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Changes in Internal Control Over Financial Reporting.  Except as discussed above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Section 404 Assessment.  Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal controls beginning with our Form 10-K for the fiscal year ending December 31, 2007, and an attestation of the effectiveness of these controls by our independent registered public accounting firm beginning with our Form 10-K for the fiscal year ending on December 31, 2008.  We are dedicating significant resources, including management time and effort, and incurring substantial costs in connection with our ongoing Section 404 assessment.  We are currently documenting and testing our internal controls and considering whether any improvements are necessary for maintaining an effective control environment at our company.  The evaluation of our internal controls is being conducted under the direction of our senior management.  In addition, our management is regularly discussing the results of our testing and any proposed improvements to our control environment with our Audit Committee.  We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company.

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

ITEM 9B.       OTHER INFORMATION

None.
PART III

ITEM 10.        Directors, Executive Officers, Promoters and Control Persons

Directors and Executive Officers		Position	Served Since

Paul S. Clayson	51	CEO and Chairman of the Board of Directors.	February 2007

		Director	October 2006
Terry R. Holmes	61	President, COO Director	February 2007 October 2006
Bert Wonnacott	57	Vice President, Chief Development Officer	March 2007
James C. Dodd*	65	Vice President, Chief Financial Officer*	March 2007
Dr. Thomas Buckley	58	Director	March 2007
* Mr. Dodd retired from the Company on April 18, 2008.

Paul S. Clayson
Mr. Clayson is the founder, chairman, and chief executive officer of nCoat. He has been a business owner, global strategic planning expert, financial and investment strategist and political advisor for the past 25 years. Since 2003 he has served  as President and Chief Operating Officer and equity partner of Sequoia Pacific Research, Inc., which is a diversified nanotechnology company. From 1998 to 2003 Mr. Clayson was Vice President, Corporate Strategy, Sales, Marketing and Corporate Development for Fonix Corporation, a software technology company where he developed global marketing, business, product development and finance strategies and grew the company from a no-revenue R&D company to a globally commercialized firm with customers worldwide and development contracts with many of the world's dominant computer, semiconductor, telecom and consumer electronics companies.  From 1988 to 1998, Mr. Clayson managed congressional campaigns and served as Chief of Staff to two U.S. Congressmen and as a lead advance agent to two U.S. Presidents. From 1982 to 1986,  Mr. Clayson served as senior management and operations officer for three prominent institutional investment advisory and research firms in Portland, Oregon, growing assets under management from $400 million to over $2 billion in under four years. Mr. Clayson has served as the Chairman of the Economic Development Committee for the campaign of Governor Jon Huntsman of Utah and was appointed by the Governor to serve as the Chairman of the Utah Nanotechnology Initiative. Mr. Clayson devotes over 60 hours per week to our business.

Terry R. Holmes
Since 2001, Mr. Holmes has served as CEO and Chairman of Sequoia Pacific Research, Inc.a nano-technology research, development and technology licensing company, which he founded.  Mr. Holmes has 35 years of high level business experience as a serial entrepreneur successfully starting numerous profitable technology enterprises, primarily in the telephony, software development and interactive voice response (IVR) industries. Mr. Holmes has incubated numerous software applications and commercialized many into companies.  . Mr. Holmes founded the first ASP voice mail bureau in the United Stated of America and developed a total of 3 voice mail bureaus, then sold his interest to develop systems for the IVR industry. Mr. Holmes has founded and been CEO and Chairman of several telephony software companies, including; a telephony interconnect company, a telecom consulting company, an MLM ASP software development and licensing company and a health benefit eligibility and enrollment ASP software development and licensing company. Currently, he serves as CEO and Chairman of the Board of TeeNetz, Inc., an ASP telephony and web services company. Mr. Holms currently serves as the Vice Chairman of the Utah Nanotechnology Imitative and as a member of the Utah Digital Health Commission. Mr. Holmes  devotes over 60 hours per week to our business.

Bert Wonnacott
From October 2005 to March 2007 Mr. Wonnacott was our Vice President and General Counsel. From 1985 to October 2005 Mr. Wonnacott was a solo practitioner with a corporate law practice. Prior to that he was a partner at Williams, Wonnacott & George, which merged into Tanner, Kesler, Rust & Williams. He earned an MBA and JD degree in a combined program from the University of Utah following an undergraduate degree in business management and accounting from the same institution. For more than thirty years, he has worked in corporate law, business management and strategic advisory of multiple individuals and business entities. He has been a small business owner and officer in several ventures. Mr. Wonnacott has previously worked in corporate and private law practice focusing on business start-ups, venture capital portfolio management, capital funding, mergers, acquisitions and international taxation. He worked for a venture capital firm in charge of portfolio selection, due diligence, documentation, federal compliance and investment management. He also formed an investment advisory company focusing on specialized global currency trading and investing. He has volunteered his professional services for several 501(c)(3) charitable organizations.

James Dodd
From 2002 to March 2007 Mr. Dodd was vice president finance (chief financial officer) for P&J Brands, Inc.  Following 20 years of public accounting experience, including nine years as a partner with a leading international CPA firm, Mr. Dodd has 20 years experience as a senior corporate officer and Chief Financial Officer ranging in scope from a large multinational concern to a new product startup company. His experience in finance, accounting, administration, analysis and planning, mergers and acquisitions and business development have included two public companies with domestic and international operations. Mr. Dodd has served as the CFO of companies engaged in manufacturing and distribution in the food, defense, automotive, investment research and publishing and recreation sectors. Mr. Dodd has a degree in business from Montana State University and is a CPA.  Mr. Dodd retired from the Company on April 18, 2008.

Dr. Thomas F. Buckley
Since 1996, Dr. Buckley has served on the staff of Chevron Texaco providing counsel and product management strategies to assure coordinated and timely technical outcomes consistent with regulatory compliance obligations and internal corporate policy. To this end, among other duties, he serves as lead new substance notification negotiator in most discussions with the major global Competent Authorities. Currently, he also serves as a lead lubricant industry group contributor to the ongoing debate to develop reasoned and scientifically sound draft directives and regulations, thus minimizing any potentially adverse impacts upon the chemical industry at large. For over 27 years, Dr. Buckley has enjoyed career success as a research and development chemist, staff scientist, and global chemical product compliance specialist providing market support for existing and emerging lubricant and fuel additive technologies, novel minerals applications and alternative fuel sources for both large and small corporations and affiliated university research departments. Dr. Buckley has specific expertise in synthetic organic chemistry, related commercial process and product development, the protection of Intellectual Property Rights, and associated global new chemical regulatory affairs. Dr. Buckley received both his Bachelor of Science degree in Chemistry and his Master of Science degree in Organic Chemistry from the University of New Hampshire (Durham) in the early 70s, beginning his professional career as a medicinal chemist. He later completed his Doctor of Philosophy degree in Synthetic Organic Chemistry from the University of California (Berkeley). He is the inventor of record for over 45 U.S. and International patents, has published in several research, business trade, and technical journals over his career including numerous technical conference venues to date, and has served as Chairperson of numerous lubricant additive trade associations sector groups having impact upon the uniform interpretation, reconciliation, and implementation of regional chemical regulations in a global chemicals economy.

Audit Committee Financial Expert

The Board of Directors has determined that we do not have an audit committee financial expert.  We have been seeking to add an individual with these qualifications to our Board of Directors but have been unable to find a suitable individual.  We continue to search for someone who meets the qualifications of an audit committee financial expert.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than 10% shareholders are required by regulation of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms which they file.  Based solely on its review of the copies of such forms furnished to us during the fiscal year ended December 31, 2007, we are aware of the following untimely filings:

As of the date of this report, Messrs. Clayson and Holmes had not filed Forms 5.

Code of Ethics Disclosure

Code of Ethics.  The Company has not yet adopted a code of ethics.  The Board of Directors anticipates that it will adopt a code of ethics during the second or third quarter of 2008, and that we will file the code of ethics as an exhibit to the quarterly report following the adoption of the code of ethics.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following is a discussion of the Company’s program for compensation of its named executive officers and directors.  As of the date of this Report, the compensation committee of the Board of Directors was responsible for determining the Company’s compensation program.

Compensation Program Objectives

The Company’s compensation program is designed to encompass several factors in determining the compensation of the Company’s named executive officers.  The following are the main objectives of the compensation program for the Company’s named executive officers:

-           Retain qualified officers.
-
Provide overall corporate direction for the officers and also to provide direction that is specific to officer’s respective areas of authority.  The level of compensation amongst the officer group, in relation to one another, is also considered in order to maintain a high level of satisfaction within the leadership group. We consider the relationship that the officers maintain to be one of the most important elements of the leadership group.

-           Provide a performance incentive for the officers.

The Company’s compensation program is designed to reward the officers in the following areas:

-           achievement of specific goals;
-           professional education and development;
-	creativity in the form of innovative ideas and analysis for new programs and projects;
-           new program implementation;
-           attainment of company goals, budgets, and objectives;
-           results oriented determination and organization;
-           positive and supportive direction for company personnel; and
-           community involvement.

As of the date of this Report, there were four principal elements of named executive officer compensation.  The Board of Directors determines the portion of compensation allocated to each element for each individual named executive officer.  The discussions of compensation practices and policies are of historical practices and policies.  Our Compensation Board of Directors is expected to continue these policies and practices, but will reevaluate the practices and policies as it considers advisable.

The elements of the compensation program include:

-           Base salary;
-           Stock options and stock awards;
-           Employee benefits in the form of:
-           health and dental insurance;
-           auto reimbursement
-           Other de minimis benefits.

Base salary

Base salary is intended to provide competitive compensation for job performance and to attract and retain qualified named executive officers.  The base salary level is determined by considering several factors inherent in the market place such as: the size of the company; the prevailing salary levels for the particular office or position; prevailing salary levels in a given geographic locale; and the qualifications and experience of the named executive officer.

Stock options and stock awards

Stock ownership is provided to enable named executive officers and directors to participate in the success of the Company.  The direct or potential ownership of stock will also provide the incentive to expand the involvement of the named executive officer to include, and therefore be mindful of, the perspective of stockholders of the Company.

Employee benefits

Several of the employee benefits for the named executive officers are selected to provide security for the named executive officers.  Most notably, health insurance coverage is intended to provide a level of protection to that will enable the named executive officers to function without having the distraction of having to manage undue risk.  The health insurance also provides access to preventative medical care which will help the named executive officers function at a high energy level, to manage job related stress, and contribute to the overall well being of the named executive officers, all of which contribute to an enhanced job performance.

Other de minimis benefits

Other de minimis employee benefits such as cell phones and auto usage reimbursements are directly related to job functions but contain a personal use element which is considered to be a goodwill gesture that contributes to enhanced job performance.

As discussed above, the Board of Directors determines the portion of compensation allocated to each element for each individual named executive officer.  As a general rule, base salary is competitively based while giving consideration to employee retention, qualifications, performance, and general market conditions.  Typically, stock options are based on the current market value of the option and how that will contribute to the overall compensation of the named executive officer.  Consideration is also given to the fact that the option has the potential for an appreciated future value.  As such this future value may in fact be the most significant factor of the option, but it is also more difficult to quantify as a benefit to the named executive officer.

Accordingly, in determining the compensation program for the Company, as well as setting the compensation for each named executive officer, the Board of Directors attempts to attract the interest of the named executive officer within in the constraints of a compensation package that is fair and equitable to all parties involved.

SUMMARY COMPENSATION TABLE

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below. The following table summarizes all compensation projected for 2007.  Note that the individuals listed below were neither paid employees or compensated board members of nCoat until after its merger in February.  The salary amounts are projected for the 2007 fiscal year.  No other officers or directors received annual compensation in excess of $100,000 during the last two fiscal years.

Name and Principal Position	Year	Salary	Bonus	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Paul Clayson	2007	$250,000	(1)							$250,000

Terry Holmes	2007	$250,000	(1)							$250,000

James Dodd	2007	$120,000	(1)	$350,000	(2)					$420,000

Bert Wonnacott	2007	$120,000	(1)							$120,000

(1)  Annual bonuses, if any, are established by the Board or its compensation committee, as applicable, which will establish potential bonus amounts, criteria and milestones in consultation with the Employee. Bonuses will be based on factors such as (i) revenue growth, (ii) EBITDA, (iii) new product introduction, (iv) customer base growth, (v) customer retention, (vi) completion of target M&A activities, and (vii) successful integration of acquired companies or assets (each such area adopted by the board or Compensation Committee being a “Performance Evaluation Category”). For each Performance Evaluation Category, there will be a baseline performance level, the achievement of which entitles the Employee to bonus consideration, and a level which will qualify for one hundred percent (100%) of the maximum annual bonus amount determined by the Board or its compensation committee (“Target”), which Target amount may be as much as two hundred percent (200%) of the Employee’s Annual Base Salary.

(2)  Upon the expiration of a 90-day probationary employee period, the stock was issued, subject to vesting and Rule 144 restrictions.  The amount shown in the table represents the award (500,000) at the average market value of $.70 per share on the day of the expiration of the 90-day period (June 1, 2007). The shares included a vesting schedule.  When Mr. Dodd retired from the Company on April 18, 2008, 60% of the shares issued were forfeited.

There are no stock options outstanding as of October 4, 2007 and no options have been granted in 2007, but it is contemplated in the future the Company may issue stock options in the future to officers, directors, advisers and future employees.

Director Compensation

We have not paid any compensation to our directors in 2006.Thom Buckly shares - - we have them listed but not issued.

Stock Option Plans

There is no stock option plan in effect as of October 4, 2007 and no plans have been projected for 2007.  This does not preclude any such plans in the future.

Board of Directors Meetings, Committees and Director Compensation

Our board of directors took action at five meetings duly noticed meetings of the board during 2007.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2008 [OR MORE RECENT IF POSSIBLE], by:

•	each person known by us to be a beneficial owner of more than 5.0% of our outstanding common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all directors and executive officers as a group.

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire beneficial ownership of within 60 days of  November 19 , 2007 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power with respect to the shares shown as beneficially owned. A total of 97,428,650 shares of our common stock were issued and outstanding as of May 16,

Unless provided for otherwise, the address for each of the beneficial owners named below is the Company's business address 7237 Pace Dr. PO Box 38 Whitsett, NC 2737-9118.

Name of Beneficial Owner	Shares		Percent of Class

5% Stock Holders	16,058,600		16.7%
Mark Willes Family Trust
3561 North 100 East
Suite 300
Provo, UT 84604

Directors and Named Executive Officers

Paul Clayson	13,451,880		13.9%
Terry Holmes	13,976,880	*	13.9%
Bert Wonnacott	350,000		0.4%
James Dodd**	500,000		0.5%
Dr. Thomas F. Buckley	-		-
Mr. Geoffrey D. Lewis***	-		-
All directors and executive officers as a group. (4 persons)	28,278,760		28.8%

*  Includes 525,000 shares owned by Marcine Holmes, Spouse
**  Mr. Dodd retired as the Company’s Chief Financial Officer on April 18, 2008.  60% of these shares were forfeited
*** Mr. Lewis resigned as director effective December 31, 2007 .

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

From October 1, 2005 to July 31, 2007, we leased executive office space in Salt Lake City, from Mr. Holmes our Chief Operating Officer and a member of our board of directors.  Since that time we have consolidated our operations in Salt   Lake and moved personnel to North Carolina so the need for the space has ended.  Since October 1, 2005, we have leased telephone and computer equipment and purchased long distance telephone service from Telnetz, Inc., a Utah Company which is owned by Mr. Holmes.  Both transactions were on terms not less favorable to us than what we would have paid to any unrelated or unaffiliated party.   In 2006, Holmes was reimbursed for funds advanced related to the formation of the Company and the acquisitions of HPC. Payments were $103,013 and $258,232, including expense reimbursements, respectively, for years ended December 31, 2006 and December 31, 2005.

During the year ended December 31, 2006, we entered into a Revolving Line of Credit agreement with three companies controlled by our officers and directors. Total interest paid under this agreement was $1,661. This line of credit expired on December 31, 2006.

Certain officers and key employees of ours received consulting fees in lieu of, or in addition to, their annual salary, prior to the merger. Payments for the years ended December 31, 2006 and December 31, 2005 totaled $354,000 and $322,000, respectively for Clayson, Holmes and Wonnacott. Effective January 1 2007, all payment are reflected as salaries rather than consulting fees.

Director Independence

As of the date of this Report, our common stock traded on the OTC Bulletin Board (the “Bulletin Board”).  The Bulletin Board does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.  Nevertheless, we have undertaken to appoint to our Board of Directors Dr. Thomas Buckley, who is independent under the NASDAQ Marketplace Rules and those standards applicable to companies trading on NASDAQ.

Specifically, Dr. Buckley:

-           has not been any time during the past three years, employed by us or by any parent or subsidiary of ours;

-
has not accepted or had a family member who accepted any compensation from us in excess of $60,000 during any period of twelve consecutive months within the three years preceding the determination of independence.

-	is not a family member of an individual who is, or at any time during the past three years was, employed by us as an executive officer;
-
is not, and does not have a Family Member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which we made, or from which the company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenues for that year, or $200,000.

-
is not, and does not have a family member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of ours serve on the compensation committee of such other entity; or

-
is not, and does not have a family member who is, a current partner of our outside auditor, or was a partner or employee of our outside auditor who worked on our audit at any time during any of the past three years.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

 (2) AUDIT-RELATED FEES

 (3) TAX FEES

(4) ALL OTHER FEES

 (5) AUDIT COMMITTEE POLICIES AND PROCEDURES

Not applicable.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	Documents filed as part of this Form 10-K:

1.	Consolidated Financial Statements (included in Part II, Item 8)

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules: None

3.	Exhibits: The following Exhibits are filed with this Form 10-K pursuant to Item 601(a) of Regulation S-K:

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation (previously filed as an exhibit to a registration statement on Form SB-2, filed with the Commission on December 27, 2004, and incorporated herein by this reference).

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

4.4	Convertible Debenture, dated February 6, 2007 (previously filed as an exhibit to Registration Statement on Form SB-2, filed with the Commission on July 12, 2007, and incorporated herein by reference).

4.5	Convertible Debenture, dated May 14, 2007 (previously filed as an exhibit to Registration Statement on Form SB-2, filed with the Commission on July 12, 2007, and incorporated herein by reference).

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

10.11
Lease Agreement, dated May 15, 2001, between Remco Management Company, LLC, and HPC (previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, filed with the Commission on October 12, 2007, and incorporated herein by reference).

10.12
Lease Extension Agreement, dated June 1, 2006, between Remco Management Company, LLC, and HPC (previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, filed with the Commission on October 12, 2007, and incorporated herein by reference).

10.13
Industrial Lease, dated October 15, 2005, between Ralf LLC, and HPC (previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, filed with the Commission on October 12, 2007, and incorporated herein by reference).

10.14
Lease Agreement, dated February 21, 2006, between Mebane Warehouse, LLC, and HPC (previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, filed with the Commission on October 12, 2007, and incorporated herein by reference).

10.15
Memorandum of Sublease, dated November 1, 2005, between Heritage One, L.L.C., Rocky Mountain Seed and Grain, and HPC (previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, filed with the Commission on October 12, 2007, and incorporated herein by reference).

10.16
Commercial Lease Agreement, dated October 13, 2005, between Philadelphia Suburban Development Corporation and MCCI (previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, filed with the Commission on October 12, 2007, and incorporated herein by reference).

10.17
Lease Agreement, dated January 22, 2007, between Milford Business Centre and MCCI (previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, filed with the Commission on October 12, 2007, and incorporated herein by reference).

10.18
Amendment and Waiver of Registration Rights Agreement and 6% Series A Convertible Notes, dated as of November 30, 2007 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on December 6, 2007, and  incorporated herein by reference).

10.19
Amendment and Waiver of 6% Series B Convertible Notes, dated as of November 30, 2007 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on December 6, 2007, and  incorporated herein by reference).

10.20
Series A Amendment and Interest Shares Agreement, dated as of January 7, 2008 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on January 29, 2008, and  incorporated herein by reference).

10.21
Series B Amendment and Interest Shares Agreement, dated as of January 7, 2008 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on January 29, 2008, and  incorporated herein by reference).

10.22	February’s waivers

31	Certifications of President and Chief Financial Officer

32	Certification of President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

nCOAT, INC.
A Delaware corporation

May 19, 2008	By:	/s/ Paul S. Clayson
Paul S. Clayson
	Its:	CEO and Chairman
(Principal Executive Officer)

May 19, 2008	By:	/s/ Paul S. Clayson
Paul S. Clayson
	Its:	Chief Financial Officer
(Principal Financial Officer, and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed below by the following person in the capacities and on the dates indicated.

/s/ Terry R. Holmes	May 19, 2008
Terry Holmes
Its: President, COO and Director

May 19, 2008
/s/ Paul S. Clayson
Chief Financial Officer
(Principal Financial Officer, and
Principal Accounting Officer)

/s/ Thomas Buckley	May 19, 2008
Thomas Buckley
Director

nCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
ASSETS
Current Assets
Cash	$201,878	$63,437
Trade receivables, net	934,337	964,281
Security subscription receivable	-	-
Inventory	172,477	88,965
Other current assets	62,449	7,852
Deferred income tax assets	45,769	222,501
Total Current Assets	1,416,910	1,347,036
Property and Equipment, net	2,333,815	1,649,491
Intangible Assets, net	2,975,948	3,231,042
Total Assets	$6,726,673	$6,227,569

LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$2,227,834	$1,383,629
Accrued liabilities	1,960,608	1,102,458
Accrued income taxes
Current portion of notes payable	1,984,510	5,305,021
Accrued consulting obligation	500,000	500,000
Current portion of obligations under capital leases	153,568	130,895
Total Current Liabilities	6,826,520	8,422,003
Long-Term Liabilities
Notes payable, net of current portion	12,657,024	220,909
Obligations under capital leases , net of current portion	328,165	471,905
Deferred income taxes	154,744	222,501
Total Long-Term Liabilities	13,139,933	915,315
Stockholders' Equity (Deficit)
Common stock - $0.0001 par value; 500,000,000 shares authorized;
96,650,451 shares and 33,660,000 shares outstanding, respectively	9,665	3,366
Additional paid-in capital	22,240,781	5,272,619
Accumulated deficit	(35,490,226)	(8,385,734)
Total Stockholders' Equity (Deficit)	(13,239,780)	(3,109,749)
Total Liabilities and Stockholders' Equity (Deficit)	$6,726,673	$6,227,569

n COAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Twelve Months Ended
	December 31
	2007	2006
Net Sales	$7,765,309	$5,572,621
Cost of Goods Sold	6,118,199	5,331,181
Gross Profit (Loss)	1,647,110	241,440
General and Administrative Expense	8,504,237	4,627,171
Sales and Marketing Expenses	856,565	1,004,341
Loss from Operations	(7,713,692)	(5,390,072)
Impairment of Intangibles	4,862,993	-
Interest Expense	14,527,807	2,080,502
Loss Before Income Taxes	(27,104,492)	(7,470,574)
Income Tax Benefit	-	751,619
Net Loss	$(27,104,492)	$(6,718,955)

Basic and Diluted Loss per Share	$(0.34)	$(0.21)
Basic and Diluted Weighted-Average
Shares Outstanding	78,618,770	31,284,657

nCoat, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2005	27,993,332	2,799	3,773,186	(1,666,779)	2,109,206

	5,666,668	567	1,499,433	-	1,500,000

				(6,718,955)	(6,718,955)

Balance - December 31, 2006	33,660,000	$3,366	$5,272,619	$(8,385,734)	$(3,109,749)

Shares issued to investor	1,130,910	113	(113)	-	-

Vested and nonvested shares issued to
employees and consultants as compensation,
net of forfeitures	13,284,090	1,328	1,220,716	-	1,222,044

Shares issued upon the exercise of warrants	3,740,000	374	(204)	-	170

Shares issued to the former shareholders of
Tylerstone Venture Corporation	37,200,000	3,720	(3,720)	-	-

Shares issued upon conversion of debentures
and related accrued interest	5,171,718	518	2,585,342	-	2,585,860

Beneficial debt conversion rights	-	-	5,391,985	-	5,391,985

Warrants issued with convertible debt	-	-	5,656,056	-	5,656,056

Convertible debt placement agent warrants	-	-	998,108	-	998,108

Shares issued to convertible debt placement
agent	880,400	88	113,484	-	113,572

Shares issued in acquisition of MCC, Inc.	1,333,333	133	906,533	-	906,666

Shares issued upon conversion of liability
payable to former owner of MCC, Inc.	250,000	25	99,975	-	100,000

Net loss	-	-	-	(27,104,492)	(27,104,492)
Balance - December 31, 2007	96,650,451	$9,665	$22,240,781	$(35,490,226)	$(13,239,780)

nCOAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,	2007	2006
Cash Flows From Operating Activities
Net loss	$(27,104,492)	$(6,718,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	316,449	102,622
Amortization of intangible assets	520,940	443,375
Amortization of discount and deferred loan costs and accretion
of notes payable	16,443,286	1,235,379
Compensation expense paid by issuance of common stock	1,222,044	-
Deferred income tax benefit	-	(751,619)
Changes in assets and liabilities, net of effects from purchase of MCC, Inc.:
Accounts receivable	388,135	(60,327)
Inventory	(12,986)	22,303
Other current assets	(46,415)	(18,087)
Accounts payable	640,322	1,025,647
Accrued liabilities	150,028	166,160
Net Cash Used in Operating Activities	(7,482,689)	(4,553,502)
Cash Flows From Investing Activities
Payment for the purchase of property and equipment	(9,487)	(134,538)
Payment for purchase MCC, Inc., net of cash acquired	(4,931,220)	-
Net Cash Used in Investing Activities	(4,940,707)	(134,538)
Cash Flows From Financing Activities
Proceeds from issuance of notes payable, net of loan costs paid	5,530,554	61,523
Proceeds from issuance of warrants, net of offering costs paid	6,654,165	-
Proceeds from issuance of common stock	170	1,500,000
Principal payments on notes payable	(3,356,373)	(68,501)
Principal payments under capital lease obligations	(96,469)	(46,326)
Net Cash Provided by Financing Activities	8,732,047	1,446,696
Net Decrease in Cash	(3,691,349)	(3,241,344)
Cash at Beginning of Period	63,437	862,182
Cash at End of Period	$(3,627,912)	$(2,379,162)
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$986,244	$422,022
Supplemental Schedule of Noncash Investing and Financing Activities
In connection with the acquisition of MCC, Inc., liabilities were assumed as follows:
Fair value of assets acquired	$7,142,826	$-
Cash paid	(5,000,000)	-
Common stock issued	(906,666)	-
Liabilities assumed	$1,236,160	$-
Notes payable issued for the purchase of equipment and insurance	$83,158	$-
Capital lease obligation incurred for the lease of equipment	-	658,717
Note payable issued in settlement of accrued liabilities	150,000	-
Common stock issued upon conversion of notes payable and
accrued interest	2,685,859	-
Common stock issued for services of convertible debenture placement
agent recognized as deferred loan costs	113,572	-

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Note 1. Basis of Presentation and Description of Business

Financial Statements - The accompanying audited annual condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for condensed financial information and with the instructions to Form 10-K for Small Businesses.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the year ended December 31, 2007 are not necessarily indicative of the results that may be expected for any future periods.

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

Business Condition – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $27,618,770 and $6,718,955 and used $3,818,531 and $2,092,546 of cash in operating activities during the years ended December 31, 2007 and 2006, respectively.  The Company has experienced losses from operations since inception and has an accumulated deficit of $35,490,071 as of December 31, 2007. At December 31, 2007, the Company had a working capital deficiency of $13,239,625. Based on current operations, cash flows from operations were negative throughout calendar year 2007 and will likely be for a period of time thereafter. As of December 31, 2007, the Company’s principal sources of liquidity were $201,878 of cash and $934,337 of trade accounts receivable while current liabilities totaled $6,826,520 at that date. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

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

Capital requirements during the next twelve months will depend on numerous factors, including success of our new and current product lines, obtaining new customers for our products, the development of new applications for our products, the availability of resources to develop and support of our products and additional positive EBITDA acquisitions.  Specifically, it is anticipated that, in addition to the funds raised during the course of 2007 we could need approximately $3 million to $5 million over the next twelve months to pursue our current operating plan, and an additional $5 million to $10 million to effect the acquisition business plan growth.  The actual amount is dependent on our success in achieving the goals mentioned above.

Management believes that the actions we have taken and are presently taking will provide the opportunity to continue as a going concern. Since early 2007, we merged with a publicly-traded company, allowing us to seek additional capitalization of the Company; we engaged an investment banking firm that helped place our Series A and B convertible promissory notes; we converted earlier debentures into equity and paid off a large high-interest note held by one of the original principals; we acquired one our major competitors; we have consolidated our facilities, closing two plants; streamlined our employee workforce by one-third; entered into outsourcing agreements with local universities for key research and development; we have had employees defer portions of their earned salaries; sought reductions in insurance and benefit costs; and we have increased our plant productivity through better control procedures.  Current actions being taken include raising additional debt or equity capital, focused marketing of the Company’s products and negotiating sales agreements with plans that these agreements will enable the Company to generate sufficient cash flows for the Company to continue as a going concern. The timing of such fundraising efforts will depend on the extent to which we are able to increase revenues and the success of the investment banking firm and the Company in attracting new investment. We evaluate our working capital needs and operating plan assumptions regularly to determine whether adjustments to our cash and liquidity outlook are warranted, and we also review potential sources of financing on an ongoing basis. However, adequate funds may not be available when needed and there is no assurance that financing will be available or on terms acceptable to the Company. If we raise additional funds by issuing equity securities, existing stockholders may be subject to dilution. Furthermore, the failure to obtain additional working capital could prevent the Company from achieving its business objectives.

Loss Per Common Share – Basic loss per share is computed by dividing net loss for the period by the weighted-average number of common shares outstanding. The nonvested common shares issued as employee compensation are excluded from the calculation of basic loss per share. Diluted loss per share reflects dilutive potential common shares outstanding during the period. During the three and nine months ended September 30 2007, the following anti-dilutive potential common share were excluded from the calculation of diluted loss per share: 6,396,500 nonvested shares of common stock; 42,534,722 shares of common stock issuable upon conversion of notes payable; 32,418,750 shares of common stock issuable upon the exercise of warrants.  During the three and nine months ended September 30, 2006, 3,740,000 shares of common stock issuable upon exercise of warrants were anti-dilutive and were excluded from the calculation of diluted loss per share. Awaiting sure numbers and Les’ recompute

Note 2.  Acquisition of Tylerstone

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

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

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

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Note 4.  Property and Equipment

	December 31,	December 31,
	2007	2006
Machinery and equipment	$2,071,932	$966,715
Computer and office equipment	123,958	247,791
Furniture and fixtures	50,205	39,007
Vehicles	158,182	27,701
Leasehold improvements	609,138	640,975
Total Property and Equipment	3,013,415	1,922,189
Less: Accumulated depreciation	679,013	272,698
Net Property and Equipment	$2,334,402	$1,649,491

Note 5.  Intangible Assets

	Original		Gross		Net
	Weighted-Average		Carrying	Accumulated	Carrying
At September 30, 2007	Useful Life		Amount	Amortization	Amount
Assets Not Subject to Amortization
Brand names and trademarks			$ 2,374,137		$ 2,374,137
Assets Subject to Amortization
Non-compete and non-disclosure agreements	4.5	years	762,003	$ 336,468	425,535
Certifications and licenses	10.0	years	508,002	139,700	368,302
Customer base	5.4	years	2,561,186	459,182	2,102,004
Technology	7.6	years	2,234,613	157,304	2,077,309
Trade secrets and formulas	10.0	years	943,432	188,688	754,744
Total Assets Subject to Amortization	5.6	years	7,009,236	1,281,342	5,727,894
Total Intangible Assets			$ 9,383,373	$ 1,281,342	$ 8,102,031

Intangible Assets – The Table represents a combination of intangible assets carried by the Company at the end of the 2006 fiscal year as well as the acquisition of MCCI, which combination has also reduced the combined weighted-average of the useful life of the assets from 6.9 years in 2006 to 5.6 years in 2007.  Amortization expense has been computed for a full year for intangible assets held by nCoat since December 31, 2006 and for six months for the assets purchased in the acquisition of MCCI.

Impairment of Intangible Assets – The Company is required to review the fair market carrying values of intangible assets regularly and evaluate them either through a formal evaluation undertaken by an independent third-party valuation, or by comparing the present value of the net cash flows generated by the assets over their useful life, together with any recoverable value at the end of the life.  The Company has undertaken careful conservative projections of revenues expected, including the subjective likelihood of each area of revenue and has determined that there is impairment to the intangible asset carrying value of $4,862,993.  We have adjusted the Gross Carrying amount, and in so doing also reset Accumulated Amortization going forward.  This impairment directly effects the reported revenues of the Company for the period ending December 31, 2007.

Note 6. Notes Payable

Revolving Credit Loan Agreements – The Company had a $200,000 revolving credit loan agreement with a bank.  The related promissory note accrued interest on the outstanding balance at the bank’s prime rate plus 1%. The balance of $195,720 was paid during the second quarter of 2007.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Convertible Debentures – Through December 31, 2006, the Company borrowed $1,750,000 and through February 14, 2007, the Company borrowed an additional $500,000 from Tylerstone under the terms of a $3,500,000 revolving line of credit agreement. The related promissory notes bore interest on the outstanding balance at 0.5% over prime, (8.75% at February 14, 2007). Upon the reorganization of nCoat into Tylerstone on February 14, 2007, the amounts due under the revolving credit line with Tylerstone were in substance converted into $2,250,000 of convertible debentures payable to a third parties (the “debenture holders”). On May 14, 2007, the Company issued an additional $250,000 of convertible debenture under the same terms. The convertible debentures bore interest at prime plus 0.5% and were due from October 23, 2007 through April 9, 2008. Principal and accrued interest under the debentures was convertible, from the date of issuance, into common stock at $0.50 per share.

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

Note and Warrant Financing Agreement – On September 28, 2005, nCoat, Inc. received $3,000,000 of proceeds from the issuance of a promissory note payable to a family trust along with warrants to purchase 3,740,000 shares of common stock for $170. Interest on the note accrued at 18% per annum and was payable in quarterly payments of $135,000 through September 30, 2006 when principal and unpaid accrued interest were due. Effective September 30, 2006, the parties agreed to extend the maturity date of the note and the payment of any accrued interest until March 31, 2007. The Company agreed to pay the family trust a fee of $200,000, due at the note’s maturity. The fee was recognized as interest expense on the date of the extension. The note was secured by 7,333,333 shares of common stock of nCoat, Inc. held by companies owned by officers and directors of nCoat, Inc.  The family trust further extended the term for repayment of the note until such time as the Company raised additional financing and the Company agreed to increase the interest rate on this note to 36% per annum to compensate the holder for the extension. The $3,000,000 of principal on the promissory note, $477,286 of accrued interest and the $200,000 fee were paid on June 5, 2007.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

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

Series A and B 6% Convertible Promissory Notes – From May 25, 2007 through June 18, 2007 (primarily on May 31, 2007), the Company issued $9,000,000 of Series A 6% convertible promissory notes (the “Series A Notes”) and warrants to purchase 22,500,000 shares of common stock exercisable at $1.00 per share through May 31, 2012. The Series A Notes are convertible into common stock at $0.40 per share through May 31, 2010, when the Series A Notes are due. Accrued interest is payable quarterly.  From May 31, 2007 through July 10, 2007, the Company issued $3,250,000 of Series B 6% convertible promissory notes (the “Series B Notes”) and warrants to purchase 8,125,000 shares of common stock exercisable at $0.80 per share through May 31, 2010. The Series B Notes are convertible into common stock at $0.40 per share through May 31, 2010, when the Series B Notes are due. Accrued interest is payable quarterly. The Company issued the placement agent 1,793,750 warrants that are exercisable at $0.40 per share through May 31, 2012. The Series A and B private placement offerings included $800,000 of advances received from the note holders during March and April 2007 before the notes were issued. The Company received $11,318,936 of proceeds from the issuance of the Series A and Series B convertible notes and warrants, net of cash offering costs of $931,064.

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

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

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

Notes payable at December 31, 2007 and December 31, 2006 are summarized as follows:

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

	December 31,	December 31,
	2007	2006
6% $11,250,000 Series A convertible promissory notes; due on demand	$11,250,000	$-
6% $4,062,500 Series B convertible promissory notes; due on demand	4,062,500	-
$200,000 Revolving credit line payable to a bank	-	195,720
Convertible debentures; bore interest at 0.5% over prime rate; converted in 2007	-	1,750,000
Note payable; paid June 5, 2007	-	3,000,000
Note payable, bearing interest at prime plus 1.0% (8.75% at September 30, 2007);
due March 2011	174,537	230,000
Note payable, bearing interest at prime plus 1.0% (8.75% at September 30, 2007);
payable on demand	280,364	283,203
Note payable; bearing interest at 8.35%, payments due through November 7, 2007	13,668	-
Notes payable to a bank; secured by equipment; bearing interest at 6.75% to
7.75%; payments due through 2010	28,950	-
Notes payable to a bank; secured by equipment; bearing interest at 6.75% to
7.75%; payments due through 2010	32,175	67,007
Notes payable, bearing interest at 5%; due September 1, 2007; in default	355,783	-
Note payable, bearing interest at 6%; payable on demand	76,476	-
Note payable to a bank; secured by equipment; bearing interest at 6.98%; payable in
monthly installments of $4,841 through February 2014	289,581	-
	940,000
Notes payable; bearing interest at 10%; unsecured; due on demand	200,000	-
Total Notes Payable	17,704,034	5,525,930
Less: Current portion	17,297,010	5,305,021
Long-Term Notes Payable	$407,024	$220,909

The fair value of notes payable was determined based upon current market interest rates and was $16,829,971 at December 31, 2007. Future annual maturities of notes payable, exclusive of unamortized discounts, as of December 31, 2007, were as follows:

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

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

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

Note 9.  Income Taxes

Accrued income taxes at September 30, 2007 consisted of $108,975 of federal and state income taxes assumed in the acquisition of MCC, Inc. on June 29, 2007. There was no benefit or provision for income taxes during the nine months ended September 30, 2007. The net deferred income tax liability consisted of the following at September 30, 2007 and December 31, 2006:

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

	September 30,	December 31,
	2007	2006
Deferred Tax Liabilities
Property and equipment	$10,062	$9,332
Intangible assets	3,129,004	1,205,179
Total Deferred Tax Liabilities	3,139,066	1,214,511
Deferred Tax Assets
Allowance for doubtful accounts	71,647	36,001
Accrued consulting obligation	193,100	186,500
Operating loss carryforwards	11,919,240	3,001,627
Total Deferred Tax Assets	12,183,987	3,224,128
Valuation Allowance	(9,044,921)	(2,009,617)
Net Deferred Tax Liability	$-	$-

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

Replace with language from K

Although there is no assurance that a waiver will be granted, or if granted the changes to the Note Agreement that would be required, we have requested a waiver of these breeches from the note holders. Any changes to the agreement or to accounting treatment described above will be reflected in subsequent periods.

We have been active in our attempt to reduce our losses and conserve cash.  We have had a reduction in work force and reduced head count by 40 employees.  Following the acquisition of MCCI we consolidated our two Arizona facilities.  On August 31, 2007 and September 14, 2007 certain salaried employees elected to defer all or a portion of their salaries totaling $143,473.  On November 9, 2007 all salaried employees’ compensation, totaling $89,193, was deferred.  We have limited travel and curtailed expenditures.  Since September 30, 2007 we have borrowed an additional $440,000 from investors when we correct K this is same language.

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

Replace all this by language in K

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

High Performance Coatings, Inc./nTech, Inc., adv. Chris Carlson, Utah Labor Commission, Division of Occupational Safety and Health, Case No. 070103.  Chris Carlson filed a complaint against HPC and nTech, Inc., in the Utah Labor Commission, Division of Occupational Safety and Health alleging retaliatory discharge for complaining of unsafe working conditions.  The Company has responded to the claim, and is vigorously defending itself against this claim   Both of these are now gone – no liability.

Add Jeff Holm case

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