Form 10-Q
period 2008-03-31
nCoat, Inc.
filed 2008-05-20
CIK 1157443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐                                                                                     Accelerated filer ☐
Non-accelerated filer ☐                                                                           Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act).
Yes ☐  No ☒

As of May 16, 2008, there were 97,428,650 shares of the registrant’s common stock, $0.0001 par value, outstanding.

nCoat, Inc.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

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

nCoat, Inc.

PART I

FINANCIAL INFORMATION
Item 1 – Financial Statements

nCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
ASSETS
Current Assets
Cash	$230,796	$201,878
Trade receivables, net	1,033,799	934,337
Security subscription receivable	-	-
Inventory	169,858	172,477
Other current assets	39,914	62,449
Deferred income tax assets	45,769	45,769
Total Current Assets	1,520,136	1,416,910
Property and Equipment, net	2,206,881	2,333,815
Intangible Assets, net	2,711,358	2,975,948
Total Assets	$6,438,375	$6,726,673

LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$2,502,975	$2,227,834
Accrued liabilities	2,304,761	1,960,608
Accrued income taxes	-
Current portion of notes payable	1,984,510	1,984,510
Accrued consulting obligation	500,000	500,000
Current portion of obligations under capital leases	153,568	153,568
Total Current Liabilities	7,445,814	6,826,520
Long-Term Liabilities
Notes payable, net of current portion	12,861,831	12,657,024
Obligations under capital leases , net of current portion	287,020	328,165
Deferred income taxes	154,744	154,744
Total Long-Term Liabilities	13,303,595	13,139,933
Stockholders' Equity (Deficit)
Common stock - $0.0001 par value; 500,000,000 shares authorized;
96,650,451 shares and 33,660,000 shares outstanding, respectively	9,665	9,665
Additional paid-in capital	22,240,781	22,240,781
Accumulated deficit	(36,561,480)	(35,490,226)
Total Stockholders' Equity (Deficit)	(14,311,034)	(13,239,780)
Total Liabilities and Stockholders' Equity (Deficit)	$6,438,375	$6,726,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCOAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2008	2007
Net Sales	$2,909,483	$1,250,683
Cost of Goods Sold	1,858,965	1,327,904
Gross Profit (Loss)	1,050,518	(77,221)
General and Administrative Expense	1,625,360	2,206,675
Sales and Marketing Expenses	282,374	375,439
Loss from Operations	(857,216)	(2,659,335)
Interest Expense	214,038	231,312
Loss Before Income Taxes	(1,071,254)	(2,890,647)
Income Tax Benefit	-	-
Net Loss	$(1,071,254)	$(2,890,647)

Basic and Diluted Loss per Share	$(0.01)	$(0.05)
Basic and Diluted Weighted-Average
Shares Outstanding	89,496,127	59,099,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

nCoat, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2005	27,993,332	2,799	3,773,186	(1,666,779)	2,109,206

	5,666,668	567	1,499,433	-	1,500,000

				(6,718,955)	(6,718,955)

Balance - December 31, 2006	33,660,000	$3,366	$5,272,619	$(8,385,734)	$(3,109,749)

Shares issued to investor	1,130,910	113	(113)	-	-

Vested and nonvested shares issued to
employees and consultants as compensation,
net of forfeitures	13,284,090	1,328	1,220,716	-	1,222,044

Shares issued upon the exercise of warrants	3,740,000	374	(204)	-	170

Shares issued to the former shareholders of
Tylerstone Venture Corporation	37,200,000	3,720	(3,720)	-	-

Shares issued upon conversion of debentures
and related accrued interest	5,171,718	518	2,585,342	-	2,585,860

Beneficial debt conversion rights	-	-	5,391,985	-	5,391,985

Warrants issued with convertible debt	-	-	5,656,056	-	5,656,056

Convertible debt placement agent warrants	-	-	998,108	-	998,108

Shares issued to convertible debt placement
agent	880,400	88	113,484	-	113,572

Shares issued in acquisition of MCC, Inc.	1,333,333	133	906,533	-	906,666

Shares issued upon conversion of liability
payable to former owner of MCC, Inc.	250,000	25	99,975	-	100,000

Net loss	-	-	-	(27,104,492)	(27,104,492)
Balance - December 31, 2007	96,650,451	$9,665	$22,240,781	$(35,490,226)	$(13,239,780)

Net loss				(1,071,254)	(1,071,254)

Balance - March 31, 2008	96,650,451	9,665	22,240,781	(36,561,480)	(14,311,034)

The accompanying notes are an integral part of these condensed consolidated financial statements.

nCOAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,	2008	2007
Cash Flows From Operating Activities
Net loss	$(1,071,254)	$(2,890,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	207,420	107,250
Amortization of intangible assets	264,590	128,175
Amortization of discount and deferred loan costs and accretion
of notes payable	-	-
Compensation expense paid by issuance of common stock	-	929,230
		170
Deferred income tax benefit	-	-
Changes in assets and liabilities, net of effects from purchase of MCC, Inc.:
Accounts receivable	(99,462)	58,811
Inventory	2,619	9,109
Other current assets	22,535	4,597
Accounts payable	275,141	428,677
Accrued liabilities	344,153	100,460
Net Cash Used in Operating Activities	(54,258)	(1,124,168)
Cash Flows From Investing Activities
Payment for the purchase of property and equipment	(80,486)	(3,663)
Payment for purchase MCC, Inc., net of cash acquired	-	-
Net Cash Used in Investing Activities	(80,486)	(3,663)
Cash Flows From Financing Activities
Proceeds from issuance of notes payable, net of loan costs paid	500,000	-
Proceeds from issuance of warrants, net of offering costs paid	-	-
Proceeds from issuance of common stock		1,200,000
Principal payments on notes payable	(295,193)	(3,405)
		(493)
Principal payments under capital lease obligations	(41,145)	(31,002)
Net Cash Provided by Financing Activities	163,662	1,165,100
Net Decrease in Cash	28,918	37,269
Cash at Beginning of Period	201,878	63,437
Cash at End of Period	$230,796	$100,706
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$986,244	$231,312
Supplemental Schedule of Noncash Investing and Financing Activities
In connection with the acquisition of MCC, Inc., liabilities were assumed as follows:
Fair value of assets acquired	$7,142,826	$-
Cash paid	(5,000,000)	-
Common stock issued	(906,666)	-
Liabilities assumed	$1,236,160	$-
Notes payable issued for the purchase of equipment and insurance	$83,158	$-
Capital lease obligation incurred for the lease of equipment	-	-
Note payable issued in settlement of accrued liabilities	150,000	-
Common stock issued upon conversion of notes payable and
accrued interest	2,685,859	-
Common stock issued for services of convertible debenture placement
agent recognized as deferred loan costs	113,572	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007
(Unaudited)

Note 1. Basis of Presentation and Description of Business

Interim Financial Statements - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements included in the Company’s current report on Form 10-K filed with the Securities and Exchange Commission on May 18, 2008. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2008.

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

Business Condition– The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $1,071,254 and $2,890,647 and used $54,258 and $1,124,168 of cash in operating activities during the three months ended March 31, 2008 and 2007, respectively.  The Company has experienced losses from operations since inception and has an accumulated deficit of $36,561,480 as of March 31, 2008. At March 31, 2008, the Company had a working capital deficiency of $14,311,034. Based on current operations, cash flows from operations will likely be negative for at least two more quarters, and as a result throughout calendar year 2008.  As of March 31, 2008, the Company’s principal sources of liquidity were $230,796 of cash and $1,033,799 of trade accounts receivable while current liabilities totaled $7,445,814 at that date. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007
(Unaudited)

These losses from operations and negative cash flows have occurred while the Company was developing  and commercializing products utilizing a new and unique technology, opening a new facility, relocating its corporate headquarters and building an infrastructure to support the Company’s plan for growth and development. These activities continued throughout 2007. This has placed a significant strain on the financial resources of the Company.  The ability of the Company to overcome these challenges depends on its ability to generate greater revenues and reduce its operating costs in order to achieve positive cash flows from operations, as well as the continued availability of  debt and equity financing.

Capital requirements during the next twelve months will depend on numerous factors, including the success of our new and current product lines, obtaining new customers for our products, the development of new applications for our products, and the availability of resources to develop and support of our products.  Specifically, it is anticipated that, in addition to the funds raised in 2007, we could need approximately $3 million to $6 million over the next twelve months to pursue our current operating plan and an additional $5 to $10 million to advance further acquisitions accretive to the Company’s present business.  The actual amount is dependent on our success in achieving the goals mentioned above.

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

Loss Per Common Share– Basic loss per share is computed by dividing net loss for the period by the weighted-average number of common shares outstanding. The nonvested common shares issued as employee compensation are excluded from the calculation of basic loss per share. Diluted loss per share reflects dilutive potential common shares outstanding during the period. During the three months ended March31, 2008, the following anti-dilutive potential common share were excluded from the calculation of diluted loss per share: 6,396,500 nonvested shares of common stock; 42,534,722 shares of common stock issuable upon conversion of notes payable; 32,418,750 shares of common stock issuable upon the exercise of warrants.  During the three months ended March 31, 2008, 3,740,000 shares of common stock issuable upon exercise of warrants were anti-dilutive and were excluded from the calculation of diluted loss per share.

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
March 31, 2008 and 2007
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

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007
(Unaudited)

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
March 31, 2008 and 2007
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

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007
(Unaudited)

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

The common stock into which the Series A Notes are convertible, the related warrants and the common stock issued upon conversion of the $2,500,000 convertible debentures described above are subject to certain registration rights. Per the registration rights agreement, the Company was required to file a registration statement within 45 calendar days of the first closing of $1,000,000 or more of the private placement offering of the Series A Notes, which filing obligation was met, and the Company is required to have the registration statement declared effective within 75 calendar days of the initial filing. After the registration statement is declared effective, the Company is required to keep the registration statement effective until all the registered shares of common stock are sold. In the event that the Company fails to accomplish any of these requirements, the Company will be required to pay partial liquidating damages of 1% per month of the aggregate purchase price paid by the Series A note holders, or $90,000 per month. If the Company fails to pay the prescribed damages within 7 days of the date payable, interest will be charged at a rate of 18% per annum. In accordance with FASB Staff Position (FSP) EITF 00-19-2,  Accounting for Registration Payment Arrangements , and SFAS No. 5,  Accounting for Contingencies , the registration payment liability has been adjusted to $450,000 at September 30, 2007 for estimated payments to be made under the registration rights agreement. The value of this registration payment liability will be adjusted to reflect the fair value of the liability at each balance sheet date until all related obligations have been met.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007
(Unaudited)

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
March 31, 2008 and 2007
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

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007
(Unaudited)

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

A summary of the status of the Company’s nonvested shares of common stock as of September 30, 2007 and changes during the nine months then ended were as follows:

		Weighted-Average
		Award-Date
Nonvested Shares of Common Stock	Shares	Fair Value
Award	13,309,090	$0.144
Vested	(6,887,590)	$0.129
Forfeited	(25,000)	$0.129
Nonvested at March 31, 2008	6,396,500	$0.160

As of March 31, 2008, there was $526,683 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.3 years from September 30, 2007. The total fair value of the shares that vested during the three months ended March 2008 was $982,107.

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

On January 19, 2008 and January 29, 2008, the Company issued 1,554,198 shares of its common stock as payment of interest on the Series A Notes and Series B Notes.

Note 9.   Income Taxes

Accrued income taxes at September 30, 2007 consisted of $108,975 of federal and state income taxes assumed in the acquisition of MCC, Inc. on June 29, 2007. There was no benefit or provision for income taxes during the three months ended March31, 2008. The net deferred income tax liability consisted of the following at March 31, 2008 and December 31, 2007:

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007
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

Subsequent events

The following events took place subsequent to March 31, 2008.

2.  At March 31, 2008, we were in technical breach of the Securities Purchase Agreement and the related Series A and B Convertible Notes and Registration Agreement (collectively the “Note Agreements”). This technical breach was due to (i) our failure to have the registration statement registering the shares underlying the warrants issued in connection with the Series A and Series B Notes effective by February 8, 2008, (ii) our failure to pay partial liquidated damages of $90,000, and (iii) our failure to pay interest accrued to March 31, 2008.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007
(Unaudited)

Although no demand was made, the applicable provisions of the Note Agreements provide that in the event of a breach, within the first 12 months following closing, the holders are entitled to demand immediate redemption of all, or any portion of, the face value of the Series A Notes and Series B Notes, along with a 25% redemption premium and setting the note conversion price to the stock value on that date.

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

At the commencement of the second fiscal quarter of 2008, additional interest, payable to the Series A and Series B note holders was not paid, putting the Company into technical breach of the financing documentation.

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

The following Management’s discussion and Analysis of financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand nCoat, Inc., our operations and our present business environment.  MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto contained in Item 1 of this report.  This overview summarizes MD&A, which includes the following sections:

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

Our headquarters’ address is 7237 Pace Drive, P.O. Box 38, Whitsett, NC 27377, and our phone number is (336) 447-2000.

Results of Operations

Performance in First Quarter of 2008 Compared to First Quarter of 2007

Performance Overview

The quarter to quarter increase in revenue of approximately $1.7 million was attributable both to the June 29, 2007 acquisition of MCCI and the increase in HPC revenues.  The negative revenue impact felt by the Company in 2007 from the introduction of a new engine platform by a number of nCoat’s customers has stabilized, however there is an overall impact in truck sales relating to the higher price of fuel and its impact directly on the operations of large fleet owners.

Cost of Sales.

Cost of sales as a percentage of sales decreased from 106% in the first quarter of 2006 to 64% for the quarter ended March 31, 2008. With the acquisition of MCCI, we have increased the percentage of our business related to after market products, which typically have a higher margin than our OEM products.

General and Administrative Expenses.

General and administrative expenses for the quarter ended March 31, 200 decreased by approximately $580,000 and decreased as a percentage of sales from 176% to 55% for the same period in 2007. One of the strongest contributors to this reduction was that the 2007 general and administrative expenses included costs related to our commencement as a public company and the associated costs.

Sales and Marketing Expense.

Sales and marketing expense for the three months ended March 31, 2008, decreased by approximately $93,000 and decreased to 10% of sales compared to 30% for the same period in 2007.  Management has restructured the marketing and sales group, consolidated the MCCI sales to North Carolina and revamped its commission structures to allow for more effective sales efforts.

Interest Expense.

The stabilization of the interest expense reflects the used of a portion of the finaincing raised in 2007 to reduce the high-rate interest the Company was incurring in 2007.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risks

None

Item 4 – Controls and Procedures

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

Remediation of Control Deficiencies, Material Weaknesses and Significant Deficiencies

We have implemented and will continue to implement changes to our processes to improve our internal control over financial reporting. The following steps have been taken subsequent to December 31, 2007, or are planned for the first half of 2008, to remediate the conditions leading to the above stated deficiencies and weaknesses:

Remediation Efforts on Control Deficiencies

•	Management is presently seeking a Chief Financial Officer to replace James Dodd who retired onApril 18, 2008. The successful candidate will have the knowledge and training to undertake thedevelopment of an overall policy, procedure and governance document for Internal Control Standards
•	Once the new Chief Financial Officer is named, he will be tasked by management to form a formalAudit Committee which will meet formally to implement and monitor the Standards created.
•	Management will work directly with its external auditors in evaluating and refining the Standardsto meet current requirements.
•	Management will undertake training to better understand their responsibility for effective controls

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

PART II

OTHER INFORMATION

Item 1 – Legal Proceedings

Jeffrey C. Holm et al. v. High Performance Coatings, Inc., Civil No. 080903021, Third Judicial District Court, Salt Lake County, State of Utah.  On February 20, 2008, Jeffrey Holm and Thunderchief Enterprises, LLC (collectively, the “Plaintiffs”) filed a complaint against High Performance Coatings, Inc., Nanocoat, Inc., Terry R. Holmes, Paul S. Clayson (collectively, the “nCoat Defendants”), and others, in connection with a stock purchase agreement, a consulting agreement, an escrow agreement, and other agreements between certain of the parties.  The Complaint brings claims for relief against the nCoat Defendants for breach of the consulting agreement, slander, tortious interference with economic relations, breach of the stock purchase agreement, declaratory relief relating to a non-compete agreement, and conversion.  The Plaintiffs seek damages from the nCoat Defendants of approximately $740,000, plus the return of certain designated personal property, together with damages to be proven at trial, punitive damages, fees, costs, and such other relief as the court deems appropriate.  The nCoat Defendants filed motions to quash service of the complaint, but no ruling on the motions had been issued as of the date of this report.  The Company intends to defend vigorously against these claims

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

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

On January 19, 2008 and January 29, 2008, the Company issued 1,554,198 shares of its common stock as payment of interest on the Series A Notes and Series B Notes.

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

Item 3 – Defaults Upon Senior Securities

As set forth above, the Company was in technical breach of the underlying financing agreements until it obtained waivers as described in the 10-K report filed by the Company on May 19, 2008.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 – Other Information

Recent Developments

Retirement of Chief Financial Officer

The Company’s Chief Financial Officer James Dodd retired from the Company on April 18, 2008.  As of the date of this report, the Company had undertaken a search for a new chief financial officer.

Series A  and B Notes

At March 31, 2008, we were in technical breach of the Securities Purchase Agreement and the related Series A and B Convertible Notes and Registration Agreement (collectively the “Note Agreements”). This technical breach was due to (i) our failure to have the registration statement registering the shares underlying the warrants issued in connection with the Series A and Series B Notes effective by February 8, 2008, (ii) our failure to pay partial liquidated damages of $90,000, and (iii) our failure to pay interest accrued to March 31, 2008.

Although no demand was made, the applicable provisions of the Note Agreements provide that in the event of a breach, within the first 12 months following closing, the holders are entitled to demand immediate redemption of all, or any portion of, the face value of the Series A Notes and Series B Notes, along with a 25% redemption premium and setting the note conversion price to the stock value on that date.

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

At the commencement of the second fiscal quarter of 2008, additional interest, payable to the Series A and Series B note holders was not paid, putting the Company into technical breach of the financing documentation.

Late Filing of Annual Report, Delisting from OTC Bulletin Board

The Company, because of liquidity issues, was forced to delay its payment of the external auditors for previous work done by them on the Company’s financials and earlier year audits.  As a result, the Company was unable to file its annual report by the March 31, 2008 deadline, or the extension period of April 15, 2008.  In light of the delinquency of the filings, the Company has been removed from trading on the OTC Bulletin Board.   As of the date of this Report, the Company was reviewing the possibility of appealing the delisting.

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

31.1	Certification of the Chairman and Chief Executive Officer, Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of the Chairman and Chief Executive Officer, Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

nCoat, Inc
(Registrant)

Date: May 20, 2008	/s/ Paul Clayson
Paul Clayson
Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2008	/s/ Paul Clayson
Paul Clayson
Chief Financial Officer
(Principal Financial and Accounting Officer)