Form 10-K/A
period 2007-12-31
nCoat, Inc.
filed 2008-08-01
CIK 1157443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 30, 2008 was approximately $688,397, calculated using a closing price of $.013 per share on July 30, 2008.  For purposes of this calculation, the registrant has included only the number of shares directly held by its officers and directors as of July 30, 2008, in determining the shares held by non-affiliates.

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

As of July 25, 2008, there were issued and outstanding 97,428,650 shares of our common stock.

nCoat, Inc.

2007 FORM 10-K ANNUAL REPORT AMENDED

TABLE OF CONTENTS

Part I
		Page

Item 1.	Business	3
Item 1A.	Risk Factors	10
Item 2.	Properties	19
Item 3.	Legal Proceedings	20
Item 4.	Submission of Matters to a Vote of Security Holders	20

Part II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
	Purchases of Equity Securities	20
Item 6.	Selected Financial Data	24
Item 7.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	26
Item 7A	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data	39
Item 9.	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	40
Item 9A.	Controls and Procedures	40
Item 9B.	Other Information	43

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	43
Item 11.	Executive Compensation	45
Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	48
Item 13.	Certain Relationships and Related Transactions, and Director Independence	50
Item 14.	Principal Accountant Fees and Services	51

Part IV

Item 15.	Exhibits and Financial Statement Schedules	52

PART I

ITEM 1. BUSINESS

THIS ANNUAL REPORT ON FORM 10-K /A CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES.  OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED BY nCOAT AND DISCUSSED IN THE FORWARD-LOOKING STATEMENTS.  FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED BELOW IN THE SECTION “MANAGEMENT’S DISCUSSION ANA ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” IN THE SECTION ENTITLED “FORWARD-LOOKING STATEMENTS,” AND ELSEWHERE IN THIS ANNUAL REPORT.  WE DISCLAIM ANY INTENTION OR OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULTOF NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE.  THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS DOCUMENT.

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

Through our subsidiaries, including the most recent acquisition MCCI, nCoat currently operates six production facilities in Pennsylvania, Mississippi, Oklahoma, Utah and Arizona, as well as our new state of the art production facility in North Carolina which opened in October, 2006.  In preparation for our anticipated growth through acquisitions and internal growth of existing operating entities, we have incurred a one-time set of expenses and capital expenditures in 2006 as reflected in the financial statements included herein. We have added facilities, personnel, systems and processes to support business growth and acquisition activities. Details of these expenses are discussed in the Management’s Discussion and Analysis Section below.

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

Our Customers

Our business was originally based on the small individual customer ranging from a single automotive racing enthusiast building a race car, or rebuilding a classic car or crafting a street rod on weekends.  During the last two years we have expanded our market to include the regional tier one suppliers and OEM customers.  We derive as much as 70 % of our revenues from our OEM customer base of more than fifty separate accounts.  Currently, we are not dependent on one or a few major customers and no single customer represents more than 5% of our business. We acquired MCCI, with its business emphasis in the aftermarket sector in order to help us diversify our revenue base even further.

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

Our Research and Development

nTech is engaged in an active and extensive research and develop program focused both on continual improvement of existing coatings and development of new coatings products and binders, including nano-formulated coatings. Research is conducted and testing performed at proprietary labs, outside third party labs and customer facilities.    In the fiscal year ended December 31, 2007 we spent $ 604,149 on research and development.  None of the expenses in these two categories has been borne directly by a customer or customers.  nTech is responsible for blending and mixing all coatings for HPC and Jet-Hot.

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

RECENT DEVELOPMENTS

Since the end of the 2007 fiscal year, the Company has reported a number of events with its reports filed to date. It should be noted for purposes of this report, there have been additional events and developments as of the date hereof that should be reported as follows:

1)  On January 23, 2008, the Company entered into agreements with the holders of the Series A and Series B convertible notes that allowed the Company to pay the interest on the Notes, which was due and payable on January 1, 2008 in shares of the Company’s common stock. As a result, the Company issued 1,554,198 shares of common stock to the Series A and Series B note holders.

In February 2008, the Company entered into a Waiver Agreement with certain of the holders of Series A Convertible Notes and Series B Convertible Notes, who together were the holders of 75% of the Company’s Series A Notes and Series B Notes.  The Waiver Agreement related to the incurrence by the Company of debt without receiving the required approval.  Under the Waiver Agreement, the Series A and Series B Note holders concurred to the incurrence by the Company of up to $600,000 of debt and waive their rights to claim a default under the Series A and Series B Notes.

In April 2008, the Company was in breach of the Series A and B Convertible Notes Securities Purchase Agreement and the related Registration Agreement due to our failure to have the registration of the underling shares effective, failure to pay partial liquidating damages of $90,000 and failure to pay interest that was due and payable on April 1, 2008.   As a result, the Notes are redeemable at a redemption premium. No demand has been made for redemption.

On February 20, 2008, Jeffrey Holm and Thunderchief Enterprises, LLC filed a complaint against the nCoat in connection with a stock purchase agreement, a consulting agreement, an escrow agreement, and other agreements between certain of the parties. Jeffrey Holm and Thunderchief Enterprises, LLC is seeking damages for approximately $740,000, plus the return of certain designated personal property.  nCoat has filed motions against the complaint, but no ruling on the motions have been issued as of today.  Because no discovery has been commenced, there has been no opinion as to the outcome.

In May 2008, the Company sold certain of its operating equipment for $ 25,000 and entered into an agreement to leaseback the equipment for payments of $1,000 per month.

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

We have incurred continuing losses, and we may not be able to operate profitably in the future

Through December 31, 2007, nCoat incurred losses totaling $ 36,085,141 and had negative shareholders’ equity at December 31, 2007 of $ 13,634,828. If we are unable to attain profitability we may need to cease operations.

We are experiencing a significant liquidity crisis and we may not obtain sufficient funding to continue operations.

Since the initial short-fall in the expected financing occurring in June and July, we are experiencing a significant liquidity crisis. A number of our vendors have turned our accounts over to collection agencies and at December 31, 2007, we had accounts payable in excess of $1.5 million over 120 days past due. At December 31, 2007, we had cash of $ 295,961 and net trade receivables of $934,337. We do not generate sufficient cash from our operations in any given month to meet our expenses and fund our operations. We have an immediate need for financing to pay such overdue accounts and fund our operations. Because we do not generate enough income to support our operations, we need immediate financing of approximately $2,500,000. There can be no assurance such financing will be available, or available on terms acceptable to the Company. If we are unable to obtain such financing, we will be unable to pay our liabilities, and we may need to cease operations.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our financial statements for the years ended December 31, 2006 and 2007.

Because we generated significant losses and required additional working capital to continue operations, our independent registered accounting firm included in its report for the year ended December 31, 2007 an explanatory paragraph to the effect that these conditions raised substantial doubt about our ability to continue as a going concern. If we continue to generate significant losses we may not be able to continue as a going concern.

Our business strategy includes dependence on strategic partnerships with well-established corporations for business growth and development.

Our business strategy includes, among other elements the development of long-term strategic partnerships with well-established corporations.  These companies include large original equipment manufacturers (OEM’s) that build parts, engines, pistons, or other components in the automotive and marine fields with which we could leverage our business using their book of business, or brand identification in the industry.  We can not dictate to those companies their business activities regarding our partnership ; however, we expect to enter into agreements that will allow us to influence the partnership for mutual success.   Our growth in that area of the business plan may be limited if we are either unable to identify and partner with these larger companies, or in the course of the partnership we are unable to execute our business plans.

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

We have included in our plans to grow both through internal organic growth as well as by planned acquisitions. We have production lines to handle the work we now have in the company; however we expect to put the following production lines into operation over the next twenty-four months:  in our North Carolina plant alone:

•	Our second OEM production line is planned to be operational 4th quarter 2008 at an approximate cost of over $750,000 for its installation

•	Our third production line dedicated solely to our after market production is slated in 1st quarter of 2009 with an approximate cost of $250,000

•	Our fourth production line, again for OEM, is planned for 3rd quarter 2009 with an approximate cost of $1,000,000

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

We lease 63,600 square feet of office and production space in Whitsett, North Carolina which houses our corporate headquarters and largest production facility. Our monthly lease payment is $20,728 until March 31, 2011, at which time we have the option to renew the lease from April 1, 2011 through March 31, 2016 at $23,728 per month.

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

** The North Carolina location lease encompasses nCoat, HPC and nTech under a single lease with an annual rent expense of $279,073.

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

nCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
ASSETS
Current Assets
Cash	$295,961	$63,437
Trade receivables, net	934,337	964,281
Inventory	172,477	88,965
Other current assets	62,449	7,852
Deferred income tax assets	151,600	222,501
Total Current Assets	1,616,824	1,347,036
Property and Equipment, net	2,233,189	1,649,491
Intangible Assets, net	2,968,864	3,231,042
Total Assets	$6,818,877	$6,227,569

LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$2,212,663	$1,383,629
Accrued liabilities	2,464,931	1,102,458
Current portion of notes payable	1,987,966	5,305,021
Accrued consulting obligation	500,000	500,000
Current portion of obligations under capital leases	153,540	130,895
Total Current Liabilities	7,210,125	8,422,003
Long-Term Liabilities
Notes payable, net of current portion	12,654,812	220,909
Obligations under capital leases , net of current portion	328,193	471,905
Deferred income taxes	151,600	222,501
Total Long-Term Liabilities	13,243,580	915,315
Stockholders' Equity (Deficit)
Common stock - $0.0001 par value; 500,000,000 shares authorized;
96,650,451 shares and 33,660,000 shares outstanding, respectively	9,644	3,366
Additional paid-in capital	22,440,669	5,272,619
Accumulated deficit	(36,085,141)	(8,385,734)
Total Stockholders' Equity (Deficit)	(13,634,828)	(3,109,749)
Total Liabilities and Stockholders' Equity (Deficit)	$6,818,877	$6,227,569

n COAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Twelve Months Ended
	December 31
	2007	2006
Net Sales	$7,765,309	$5,572,621
Cost of Goods Sold	6,148,138	5,331,181
Gross Profit (Loss)	1,617,171	241,440
Operating Expenses
General and Administrative Expense	8,438,137	4,627,171
Sales and Marketing Expenses	856,565	1,004,341
Research and Development	604,149	-
Impairment of Intangibles	4,618,392	-
Total Operating Expenses	14,517,243	5,631,512
Loss From Operations	(12,900,072)	(5,390,072)
Interest Expense	14,799,335	2,080,502
Loss Before Income Taxes	(27,699,407)	(7,470,574)
Benefit From Income Taxes	-	751,619
Net Loss	$(27,699,407)	$(6,718,955)

Basic and Diluted Loss per Share	$(0.34)	$(0.21)
Basic and Diluted Weighted-Average
Shares Outstanding	78,618,770	31,284,657

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT ON FORM 10-K/A CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES.   ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED BY NCOAT AND DISCUSSED IN THE FORWARD-LOOKING STATEMENTS.  WHEN USED IN THIS ANNUAL REPORT, WORDS SUCH AS "BELIEVES," "EXPECTS," "INTENDS," "PLANS," "ANTICIPATES," "ESTIMATES," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, ALTHOUGH THERE MAY BE CERTAIN FORWARD-LOOKING STATEMENTS NOT ACCOMPANIED BY SUCH EXPRESSIONS.   ADDITIONALLY, STATEMENTS THAT RELATE TO THE FUTURE BUSINESS DEVELOPMENT, FINANCIAL PROJECTIONS, CAPITAL RAISING, CAPITAL REQUIREMENTS, GROWTH OF MARKETS OR CUSTOMER BASES, OR FUTURE BUSINESS COMBINATIONS MAY ALSO INCLUDE FORWARD-LOOKING STATEMENTS.  FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED BELOW IN THE SECTION ENTITLED "INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS" AND UNDER THE HEADING "CERTAIN SIGNIFICANT RISK FACTORS," ABOVE.  NCOAT, INC., SPECIFICALLY DISCLAIMS ANY OBLIGATION OR INTENTION TO UPDATE ANY FORWARD LOOKING STATEMENT.

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
4.         Competition between MCCI and HPC for stand-alone coatings sales (no applications services) will be eliminated and we will carry one “best of breed” coating from each area in which we have needs.
5.         JET-HOT has more thermal barrier customers than HPC. HPC has more corrosion resistance and lubritic coatings customers than JET-HOT. Cross selling can occur to each company’s customer base to raise same-customer revenue. In addition, JET-HOT does not currently sell internal engine coatings. Their product line is for coatings on external parts only. HPC internal engine coatings can now be offered to all of JET-HOT’s approximate 9000 annual individual aftermarket customers.

Explanatory Note: Financial Statements ending December 31, 2007 together with the following management discussion and analysis relates to the original nCoat, Inc., the privately held company that changed its name to nCoat Automotive Group, Inc. (nCoat Auto) as part of its entry into a share exchange agreement with Tylerstone Ventures Corporation (“Tylerstone”) in February 2007. Any references in the financial statements or in this section that refer to “the Company” refer to nCoat Auto for periods prior to the reorganization and to the consolidated companies there after , not to the later merged Tylerstone/nCoat, Inc.

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

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary, either through the issuance of additional debt or equity instruments, to operate until the profitability occurs through the generation of revenue. We will need to raise this capital to fund both the normal operating costs and expansion efforts. If we are not able to generate sufficient revenues and cash flows or obtain the necessary funding, we will be unable to continue as a going concern. Our recurring losses and negative cash flows from operations raises substantial doubt about our ability to continue as a going concern. Our working capital deficiency as at December 31, 2007 was $5,593,301 with accumulated losses from the date of inception of $36,085,141 through December 31, 2007. We entered into a share exchange agreement in February 2007; have engaged an investment banking firm to assist in raising new capital; have increased operating activities focused on the marketing of our products and have been negotiating sales agreements all to enable us to generate sufficient cash flow for us to continue as a going concern. If we does not receive sufficient funds to settle amounts owed to creditors and pay future expenses, there is the possibility that we would be unable to continue.

At December 31, 2007, we had assets of $6,818,877 and liabilities of $20,453,705. Amounts owed to related parties have no specific terms of repayment and bear no interest.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include operating leases for production facilities and office space.

Our Operating Results

Performance at December 31, 2007 Compared to December 31, 2006

Performance Overview

Revenues

The 2007 year increase in revenue of approximately $ 2.2 million was attributable mainly to the June 29, 2007 acquisition of MCCI. HPC revenues were less than those in the same period in 2006 and continue to be impacted by changes being implemented by our diesel engine manufacturing customers. According to industry sources, heavy-duty truck sales have fallen 42.5% for 2007.  One major truck manufacture reported a 71% decrease in year to year unit sales. Beginning in January 2007, our diesel engine manufacturing customers were required to introduce new engine platforms to meet new Environmental Protection Agency (EPA) requirements to lower harmful particulates in engine emissions in order to comply with Federal clean air standards. nCoat sells and applies coatings that aide diesel emissions systems to meet these new standards. Our customers’ introduction of the new engine platform created increased sales of engines manufactured in the 2006 model year prior to introduction of the new 2007 engines.

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

General and Administrative Expenses .

General and administrative expenses for the year ended December 31, 2007 increased almost $3,900,000 and increased as a percentage of sales from 83% to 108 % for the same period in 2006. The 2007 general and administrative expenses include costs related to: our first year operating as a public company and the associated costs of nCoat, which reflect the costs related to the infrastructure created to support the aggressive acquisition and growth plan for the Company, together with the completion of the acquisition of MCCI and its related costs,

Sales and Marketing Expense.

Sales and marketing expense for the year ended December 31, 2007, decreased by approximately $148,000 and decreased to 11% of sales compared to 18% for the same period in 2006.  This decrease in 2007, when compared to the same period in 2006, is attributable to both a consolidation of marketing expenses with the acquisition of MCCI as well as the management efforts to reduce expenses overall.

Research and Development.

Although not set forth in our 2006 reporting as a separate line-item, our research and development costs were reduced in 2007 to 8% as compared with 2006 percentage of 12%.  The percentage reflects the increase of sales rather than a decrease of costs attributable to ongoing improvement of our coatings.

Interest Expense.

The increase in interest expense reflects the impact of the write-off of all remaining debt discount and deferred loan costs related to acceleration of the maturity date for the Series A and Series B Convertible Notes.  In the year ended December 31, 2007 a total of $13,225,786 was charged to interest related to this acceleration, consisting of $12,250,000 of debt discount and $975,786 of deferred loan costs.

Earnings per Share.

As a result of the share exchange transaction discussed in the filing, exercise of warrants, and conversion of debt, the number of outstanding shares have increased to 96,439,452 at December 31, 2007 and the weighted average shares outstanding have increased from 31,284,657 shares for the year ended December 31, 2006 to 81,574,257 for the year ended December 31, 2007.

The Company incurred losses of $27,699,407 and $6,718,955 during the periods ended December 31, 2007, and December 31, 2006, respectively.

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

4.           Public Company Preparation - In the first quarter of 2007 one-time expenses were incurred in connection with preparation for merger with a publicly traded entity.  Additional expenses were taken to close the shell acquisition transaction and affect the merger, prepare for application for public trading, meet SEC requirements, hire trading support entities and launch the public trading of the newly acquired shell.  Expenses include:

i.             Legal;
ii.            Accounting, review and audit;
iii.           Contracts with transfer agent;
iv.           Printing and delivery of original stock certificates;
v.            Retention and compensation of investment banking firm; and
vi.           Public filings

5.            Research and Development - In 2006, research and development expenses were not material.  Research and development expense in 2007 was $604,149 and focused on development of new coatings, exploring the viability of exclusively licensing non-proprietary coatings, prototyping and testing new coatings for customer parts and exploring new patents for further coating development.

6.           Non-recurring Marketing and Sales Costs - Marketing and sales set-up costs were realized in 2006 to establish systems and process to capture and track data and develop collateral materials and an internet presence for business development. Expenses in 2007 include development of sample materials demonstrating the efficacy of nCoat proprietary coatings, documentation supporting rapid account sign-up and terms of business and market research to target key prospects.

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

On April 13, 2007, we converted $2,000,000 of convertible debentures and $67,752 of accrued interest into 4,135,503 shares of our common stock at $0.50 per share. The remaining $500,000 of convertible debentures, along with accrued interest of $18,107, was converted to 1,036,215 shares of common stock at $0.50 per share on August 24, 2007.

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

In the final stages of the offering, after we had closed on the purchase of MCCI, and subscribed investor did not fund its portion of offering.  Our intended use of proceeds included retirement of debt and related accrued interest of $3,677,286, $5,000,000 for the acquisition of MCCI, payment of significant pre-offering liabilities and establishing a working capital reserve. The retirement of pre-offering liabilities and the working capital portion of the offering did not get raised prior to our contractual obligation to close the offering.  This deficiency of the expected $3,500,000 in funding, combined with the seasonal lull in aftermarket and OEM revenues, has caused us to experience a significant liquidity crisis.  A number of our vendors have turned our  accounts over to collection agencies and at December 31, 2007, we had accounts payable in excess of $1.5 million over 120 days past due.

At September 30, 2007, we were in technical breach of the Securities Purchase Agreement and the related Series A and B Convertible Notes and Registration Agreement (collectively the “Note Agreement”). This technical breach was due to our failure to respond to SEC comments within 15 days following receipt, failure to have the registration of the underling shares effective within 75 days of the required filing date, failure to pay partial liquidating damages of $90,000 and issuing $200,000 of unauthorized debt.

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

Additionally, the Company and the Series A Noteholders agreed that the Conversion price of the Series A Notes would be adjusted from $ 0.36 to $0.25, subject to further adjustment as set forth in the Series A Notes.  Moreover, the following new subsection was added to Section 4(a) of the Series A Notes:

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

The Company’s continued existence and plans for future growth depend on its ability to continue to obtain the capital necessary, either through the issuance of additional debt or equity instruments, to operate until the profitability occurs through the generation of increased revenue and cost containment. We will need to continue to raise this capital to fund both the normal operating costs and expansion efforts. If we are not able to generate sufficient revenues and cash flows or obtain the necessary funding, we will be unable to continue as a going concern. As disclosed in the May 17, 2007, report of the independent auditors related to the Company’s financial statements for the fiscal year ended December 31, 2006, the Company’s recurring losses and negative cash flows from operations raises substantial doubt about the Company’s ability to continue as a going concern. Cash used for operating activities was $4,646,621for 2007. The Company’s working capital deficiency at December 31, 2007 was $13,634,828 with accumulated losses from the date of inception of $ 36,085,141.

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

At December 31, 2007, we had assets of $ 6,818,877 and liabilities of $20,453,705. Amounts owed to related parties have no specific terms of repayment and bear no interest.

Financial Statements, One-Time Charges and Capital Expenditures

The Company had a high level of one-time expense and capital expenditures in 2006. In preparation for achieving rapid growth through acquisitions and internal growth of existing operating entities, nCoat the Company added facilities, personnel, systems and processes to support business growth and acquisition activities. Capital expenditures and one-time expenses were taken in the following areas:

1. Facilities - HPC added a new 55,000 square foot production facility in North Carolina with high volume, high through-put production equipment. Initial production began with one operating line. With future additions, the facility can accommodate five full simultaneously operating production lines. Our plans call for a second OEM production line in late 2008 at a cost of approximately $750,000 for its installation. Another production line dedicated solely to our after market production is slated in 1st quarter of 2009 at a cost of approximately $250,000 and a fourth production line, again for OEM is planned for 3rd quarter 2009 with a cost of approximately $1,000,000 . The costs and timing associated with these lines are our best estimates given the general nature of future planning. The capacity, development schedule and cost may change dramatically in the future if a large OEM customer with specialized needs and sufficient volumes could commercially occupy the complete resources of a line or a plant.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2

CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended
December 31, 2007, 2006	F-4
Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended
December 31, 2006 and 2007	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006	F-6
Notes to Consolidated Financial Statements	F- 7

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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
•           Safeguarding of cash lacked adequate preventative controls including overnight safekeeping
•           Acquisition integration lacked consistent controls enabling the rapid incorporation of existing accounting systems and procedures.

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

Remediation Efforts on Control Deficiencies

•
Management is presently seeking a Chief Financial Officer to replace James Dodd who retired on April 18, 2008.  The successful candidate will have the knowledge and training to undertake the development of an overall policy, procedure and governance document for Internal Control Standards

•           Once the new Chief Financial Officer is named, he will be tasked by management to form a formal Audit Committee which will meet formally to implement and monitor the Standards created.
•           Management will work directly with its external auditors in evaluating and refining the Standards to meet current requirements.
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

Remediation Efforts on Subsidiary inventory records

•           Inventory records for MMCI have already been redone, creating the basis for recording monthly changes.
•           Inventory records for nTech have already been redone, creating the basis for recording monthly changes
•           Specific personnel have been designated to maintain these records

Remediation Efforts on Stock Transfer records

•           At the time a new CFO shall be named, management will establish a specific procedure for tracking the need to issue new certificates.

Remediation Efforts on Point of sales

•	Formalization of appropriate documentation, including original purchase orders, plant tracking processes, shipping and invoicing shall be established at the time the new CFO is hired.

•           Separation of accounting processes to include separate individuals to handle intake, processing, invoicing and collecting on coating service fees.

Remediation Efforts on Cash and other Company Asset safekeeping

•           Cash on hand in any of the Company’s offices shall be limited to reasonable amounts necessary for petty cash purposes only.
•           Regular bank deposits are required at each location.

Remediation Efforts on Acquisition Accounting Integration

•	Financial recording delays and inaccuracies has been reduced by the Company’s use of a new integrated accounting software system that was implemented on January 1, 2008

Changes In Internal Control Over Financial Reporting

The following changes in internal control over financial reporting occurred during the fourth quarter of 2007:

•	Improvements in documentation of accounting transactions were implemented.
•	A new accounting software was implemented Company-wide starting January 1, 2008
•	Certain steps to further the segregation of duties were implemented.

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

Terry R. Holmes
Since 2001, Mr. Holmes has served as CEO and Chairman of Sequoia Pacific Research, Inc.a nano-technology research, development and technology licensing company, which he founded.  Mr. Holmes has 35 years of high level business experience as a serial entrepreneur successfully starting numerous profitable technology enterprises, primarily in the telephony, software development and interactive voice response (IVR) industries. Mr. Holmes has incubated numerous software applications and commercialized many into companies.   Mr. Holmes founded the first ASP voice mail bureau in the United Stated of America and developed a total of 3 voice mail bureaus, then sold his interest to develop systems for the IVR industry. Mr. Holmes has founded and been CEO and Chairman of several telephony software companies, including; a telephony interconnect company, a telecom consulting company, an MLM ASP software development and licensing company and a health benefit eligibility and enrollment ASP software development and licensing company. Currently, he serves as CEO and Chairman of the Board of TeeNetz, Inc., an ASP telephony and web services company. Mr. Holms currently serves as the Vice Chairman of the Utah Nanotechnology Initiative and as a member of the Utah Digital Health Commission. Mr. Holmes  devotes over 60 hours per week to our business.

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

James Dodd
From 2002 to March 2007 Mr. Dodd was Vice President of Finance (chief financial officer) for P&J Brands, Inc.  Following 20 years of public accounting experience, including nine years as a partner with a leading international CPA firm, Mr. Dodd has 20 years experience as a senior corporate officer and Chief Financial Officer ranging in scope from a large multinational concern to a new product startup company. His experience in finance, accounting, administration, analysis and planning, mergers and acquisitions and business development have included two public companies with domestic and international operations. Mr. Dodd has served as the CFO of companies engaged in manufacturing and distribution in the food, defense, automotive, investment research and publishing and recreation sectors. Mr. Dodd has a degree in business from Montana State University and is a CPA.  Mr. Dodd retired from the Company on April 18, 2008.

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

Accordingly, in determining the compensation program for the Company, as well as setting the compensation for each named executive officer, the Board of Directors attempts to attract the interest of the named executive officer within   the constraints of a compensation package that is fair and equitable to all parties involved.

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

Name and Principal Position	Year	Salary *	Bonus	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Paul Clayson	2007	$250,000	(1)							$250,000

Terry Holmes	2007	$250,000	(1)							$250,000

James Dodd	2007	$120,000	(1)	$350,000	(2)					$420,000

Bert Wonnacott	2007	$120,000	(1)							$120,000

* Note that the salaries set forth above are listed prior to any deferrals which occurred in 2007 for the purpose of extending cash flow to operations.  Such deferrals are combined as a portion of liabilities.

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

Director Compensation

We have not paid any compensation to our directors in 2007.

Stock Option Plans

There is no stock option plan in effect as of July 25, 2008.  This does not preclude any such plans in the future.

Board of Directors Meetings, Committees and Director Compensation

Our board of directors took action at five noticed meetings during 2007.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2008, by:

•	each person known by us to be a beneficial owner of more than 5.0% of our outstanding common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all directors and executive officers as a group.

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire beneficial ownership of within 60 days of November 19, 2007 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power with respect to the shares shown as beneficially owned. A total of 97,428,650 shares of our common stock were issued and outstanding as of July 25, 2008.

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

Director Independence

As of the date of this Report, our common stock is traded on the OTC Bulletin Board (the “Bulletin Board”).  The Bulletin Board does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.  Nevertheless, we have undertaken to appoint to our Board of Directors Dr. Thomas Buckley, who is independent under the NASDAQ Marketplace Rules and those standards applicable to companies trading on NASDAQ.

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

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES - The company incurred the following fees from Hansen, Barnett and Maxwell, P.C. for the years ended December 31, 2007 and 2006:

	2007	2006
(1) Audit Fees	$103,658	$134,858

(2) Audit - related fees	-	-

(3) Tax Fees	3,371	-

(4) All other fees	-	-

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	Documents filed as part of this Form 10-K:

1.	Consolidated Financial Statements (included in Part II, Item 8)

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

nCOAT, INC.
A Delaware corporation

July 30 , 2008	By:	/s/ Paul S. Clayson
Paul S. Clayson
	Its:	CEO and Chairman
(Principal Executive Officer)

July 30 , 2008	By:	/s/ Paul S. Clayson
Paul S. Clayson
	Its:	Chief Financial Officer
(Principal Financial Officer, and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed below by the following person in the capacities and on the dates indicated.

/s/ Terry R. Holmes	July 30 , 2008
Terry Holmes
Its: President, COO and Director

July 30 , 2008
/s/ Paul S. Clayson
Chief Financial Officer
(Principal Financial Officer, and
Principal Accounting Officer)

/s/ Thomas Buckley	July 30 , 2008
Thomas Buckley
Director

NCOAT, INC. AND SUBSIDIARIES

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation CERTIFIED PUBLIC ACCOUNTANTS 5 Triad Center, Suite 750 Salt Lake City, UT 84180-1128 Phone: (801) 532-2200 Fax: (801) 532-7944 www.hbmcpas.com	Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
nCoat, Inc.

We have audited the accompanying consolidated balance sheets of nCoat, Inc. and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of nCoat, Inc. and subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company suffered losses from operations and had negative cash flows from operating activities during the years ended December 31, 2007 and 2006 and, as of December 31, 2007, the Company had a working capital deficit and a stockholders’ deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
July 22, 2008

NCOAT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,	2007	2006
ASSETS
Current Assets
Cash	$295,961	$63,437
Trade receivables, net	934,337	964,281
Inventory	172,477	88,965
Prepaid expenses	62,449	7,852
Deferred income tax assets	151,600	222,501
Total Current Assets	1,616,824	1,347,036
Property and Equipment, net	2,233,189	1,649,491
Intangible Assets, net	2,968,864	3,231,042
Total Assets	$6,818,877	$6,227,569

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$2,212,663	$1,383,629
Accrued liabilities	2,464,931	1,102,458
Accrued consulting obligation	500,000	500,000
Current portion of notes payable	1,987,966	5,305,021
Current portion of obligations under capital leases	153,540	130,895
Total Current Liabilities	7,210,125	8,422,003
Long-Term Liabilities
Notes payable, net of current portion	12,654,812	220,909
Obligations under capital leases , net of current portion	328,193	471,905
Deferred income taxes	151,600	222,501
Total Long-Term Liabilities	13,243,580	915,315
Stockholders' Deficit
Common stock - $0.0001 par value; 500,000,000 shares authorized;
96,439,452 shares and 33,660,000 shares outstanding, respectively	9,644	3,366
Additional paid-in capital	22,440,669	5,272,619
Accumulated deficit	(36,085,141)	(8,385,734)
Total Stockholders' Deficit	(13,634,828)	(3,109,749)
Total Liabilities and Stockholders' Deficit	$6,818,877	$6,227,569

See the accompanying notes to the consolidated financial statements.

NCOAT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2007	2006
Net Sales	$7,765,309	$5,572,621
Cost of Goods Sold	6,148,138	5,331,181
Gross Profit	1,617,171	241,440
Operating Expenses
General and administrative	8,438,137	4,627,171
Sales and marketing	856,565	1,004,341
Research and development	604,149	-
Impairment loss on intangible assets	4,618,392	-
Total Operating Expenses	14,517,243	5,631,512
Loss from Operations	(12,900,072)	(5,390,072)
Interest Expense	14,799,335	2,080,502
Loss Before Income Taxes	(27,699,407)	(7,470,574)
Benefit from Income Taxes	-	751,619
Net Loss	$(27,699,407)	$(6,718,955)

Basic and Diluted Loss per Share	$(0.34)	$(0.21)
Basic and Diluted Weighted-Average
Shares Outstanding	81,574,257	31,284,657

See the accompanying notes to the consolidated financial statements.

NCOAT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2007

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2005	27,993,332	$2,799	$3,773,186	$(1,666,779)	$2,109,206
Shares issued for cash, $0.26 per share	5,666,668	567	1,499,433	-	1,500,000
Net Loss	-	-	-	(6,718,955)	(6,718,955)
Balance - December 31, 2006	33,660,000	3,366	5,272,619	(8,385,734)	(3,109,749)
Shares issued to investor	1,130,910	113	(113)	-	-
Vested and nonvested shares issued to
employees and consultants as compensation,
net of forfeitures	13,074,090	1,307	1,421,103	-	1,422,410
Shares issued upon the exercise of warrants	3,740,000	374	(204)	-	170
Shares issued to the former shareholders of
Tylerstone Venture Corporation	37,200,000	3,720	(3,720)	-	-
Shares issued upon conversion of debentures
and related accrued interest	5,170,719	518	2,584,842	-	2,585,360
Beneficial debt conversion rights	-	-	5,391,986	-	5,391,986
Warrants issued with convertible debt	-	-	5,656,056	-	5,656,056
Convertible debt placement agent warrants	-	-	998,108	-	998,108
Shares issued to convertible debt placement
agent	880,400	88	113,484	-	113,572
Shares issued in acquisition of MCC, Inc.	1,333,333	133	906,533	-	906,666
Shares issued upon conversion of liability
payable to former owner of MCC, Inc.	250,000	25	99,975	-	100,000
Net loss	-	-	-	(27,699,407)	(27,699,407)
Balance - December 31, 2007	96,439,452	$9,644	$22,440,669	$(36,085,141)	$(13,634,828)

See the accompanying notes to the consolidated financial statements.

NCOAT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2007	2006
Cash Flows From Operating Activities
Net loss	$(27,699,407)	$(6,718,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	492,357	245,283
Amortization of intangible assets	1,035,715	574,510
Impairment loss on intangible assets	4,618,391	-
Amortization of discount on notes payable and deferred loan costs	13,380,786	1,235,379
Stock-based compensation	1,422,410	-
Accrued interest paid by the issuance of a note payable	150,000	-
Loss on abandoned assets, net	-	22,668
Deferred income tax benefit	-	(751,619)
Changes in assets and liabilities, net of effects from purchase of MCC, Inc.:
Accounts receivable	435,687	(519,862)
Inventory	36,557	25,174
Prepaid expenses	151,202	3,499
Accounts payable	595,532	1,068,059
Accrued liabilities	734,149	1,102,458
Net Cash Used in Operating Activities	(4,646,621)	(3,713,406)
Cash Flows From Investing Activities
Payment for the purchase of property and equipment	(42,391)	(211,734)
Payment for purchase MCC, Inc., net of cash acquired	(4,931,220)	-
Net Cash Used in Investing Activities	(4,973,611)	(211,734)
Cash Flows From Financing Activities
Proceeds from issuance of notes payable, net of loan costs paid	6,470,553	1,817,550
Proceeds from issuance of warrants, net of offering costs paid	6,654,165	-
Proceeds allocated to registration payment liability	270,000	-
Proceeds from issuance of common stock and exercise of warrants	170	1,500,000
Principal payments on notes payable	(3,421,065)	(18,602)
Principal payments under capital lease obligations	(121,067)	(76,553)
Proceeds from repayment of checks drawn in excess of cash in bank	-	(96,000)
Net Cash Provided by Financing Activities	9,852,756	3,126,395
Net Decrease in Cash	232,524	(798,745)
Cash at Beginning of Year	63,437	862,182
Cash at End of Year	$295,961	$63,437

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$1,672,916	$830,339
Supplemental Schedule of Noncash Investing and Financing Activities
In connection with the acquisition of MCC, Inc., liabilities were assumed as follows:
Fair value of assets acquired, including $68,780 of cash	$7,142,826	$-
Cash paid	(5,000,000)	-
Common stock issued	(906,666)	-
Liabilities assumed	$1,236,160	$-
Notes payable issued for the purchase of equipment and insurance	$83,158	$513,203
Capital lease obligation incurred for the lease of equipment	-	671,019
Common stock issued upon conversion of notes payable and accrued interest	2,685,360	-
Common stock issued for services of convertible debenture placement
agent recognized as deferred loan costs	113,572	-

See the accompanying notes to the consolidated financial statements.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Organization and Basis of Presentation - On February 1, 2007, the shareholders of nCoat, Inc. changed its name to nCoat Automotive Group, Inc. (referred to herein as nCoat). On February 14, 2007, nCoat consummated a Share Exchange Agreement with Tylerstone Ventures Corporation (Tylerstone) whereby Tylerstone acquired all of the outstanding common stock of nCoat in exchange for the issuance of 50,840,000 shares of Tylerstone common stock.

The nCoat shareholders received a majority of the voting equity interests of Tylerstone and nCoat was therefore considered to have acquired Tylerstone for financial reporting purposes. Immediately prior to the share exchange, nCoat had 11,554,545 shares of common stock outstanding. The share exchange was recognized as the recapitalization of nCoat into Tylerstone at historical cost in a manner similar to a 4.4-for-1 forward stock split. The accompanying consolidated financial statements have been restated on a retroactive basis for all periods presented to reflect the shares issued to the nCoat shareholders under the Share Exchange Agreement.  On February 2, 2007, the Tylerstone shareholders amended the articles of incorporation of Tylerstone to change its name to nCoat, Inc. (to conform to the name of the operating company) and to increase the authorized common stock to 500,000,000 shares, $0.0001 par value.

On June 29, 2007, nCoat, Inc. acquired of all the capital stock of MCC, Inc. (Metallic Ceramic Coatings, Inc. or MCCI). The results of MCCI’s operations have been included in the consolidated financial statements of the Company from June 29, 2007.

Principles of Consolidation – The accompanying consolidated financial statements include the operations, accounts and transactions of nCoat, Inc. from February 14, 2007, of nCoat Automotive Group, Inc., High Performance Coatings, Inc. and nTech, Inc. for all periods presented and of MCCI from the date of its acquisition. These entities, for the periods included in the consolidated financial statements, are collectively referred to as the Company. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. The Company performs ongoing credit evaluations of its customers and maintains an allowance for possible losses which, when realized, have been within the range of management’s expectations. The allowance for losses on uncollectible accounts receivable is established by charges to operations based on management’s judgment of anticipated losses. Such accounts are charged to the allowance when collection appears doubtful. Any subsequent recoveries are credited to the allowance account.  The allowance for doubtful accounts at December 31, 2007 and 2006 was $175,769 and $96,518, respectively.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Inventory – Inventory consists of raw materials, labor and overhead.  Inventory is stated at cost using the first-in, first-out method, which does not exceed market. Abnormal costs for items such as idle facility expenses, double freight, rehandling costs and excessive spoilage are recognized as current-period charges.

Property and Equipment – Property and equipment are stated at cost.  Additions and major improvements are capitalized while maintenance and repairs are charged to operations.  Upon retirement, trade-in, sale or disposition, the cost and the accumulated depreciation of the items sold are eliminated from the accounts, and any gain or loss is recognized in operations.  Depreciation is computed using the straight-line method and is recognized over the estimated useful lives of the property and equipment, which are three to ten years.

Impairment of Long-Lived Assets – The Company evaluates long-lived assets for impairment at each balance sheet date in compliance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).  An impairment loss is recognized whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable.  Recovery is measured by a comparison of the carrying amount of an asset or asset group to estimated future undiscounted net cash flows of the related asset or group of assets over their remaining lives.  If the carrying amount of an asset exceeds the future undiscounted cash flows, an impairment loss is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Fair value is normally determined based on the discounted future net cash flows of the asset or asset group.  As a result of the impairment analysis, the Company recorded a $4,618,392 impairment loss on intangible assets during December 31, 2007.  No impairment was recognized in 2006.

Revenue Recognition – Revenue from sales is recognized when goods are shipped and title to products and risk of loss have passed to the customer. Revenue for services are recognized when related products have been delivered to and accepted by the customer. Once goods or services have been delivered to and accepted by the customer, no right of return exists, except for warrantee services, which have not been material.

Shipping and Handling Costs – Amounts billed to customers for shipping and handling are reported in net sales in the accompanying consolidated statements of operations.  Shipping and handling costs incurred by the Company for the delivery of goods to customers are included in cost of sales.

Research and Development – Research and development costs are expensed when incurred and amounted to $604,149 during the year ended December 31, 2007. Research and development costs were not material during the year ended December 31, 2006.

Advertising – Advertising costs are expensed at the time the advertising takes place. Advertising expense totaled $214,727 and $145,295 for the years ended December 31, 2007 and 2006, respectively.

Basic and Diluted Loss Per Share – Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding plus potential shares of common stock outstanding, except during periods when those potential common shares are anti-dilutive.  There were 72,510,528 and 7,240,000 potential common shares relating to non-vested shares, convertible debt and warrants that were excluded from the calculation of diluted loss per share during the years ended December 31, 2007 and 2006, respectively.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Recently Enacted Accounting Standards – In December 2007, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 141(R), Business Combinations and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income or loss shall be adjusted to include the net income or loss attributed to the non-controlling interest and consolidated comprehensive income or loss shall be adjusted to include the comprehensive income or loss attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income or loss amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on the consolidated financial statements, if any, that will result from the adoption of SFAS No. 141(R) or SFAS No. 160.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. 1657-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact that SFAS 157 will have on the consolidated financial statements.

Income Taxes – On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires financial statement recognition of the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position. The adoption of FIN 48 did not have any effect upon the consolidated financial statements.

Registration Payment Arrangements – On January 1, 2007, the Company adopted FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (FSP 00-19-2). Under FSP 00-19-2, a registration payment arrangement is an arrangement where (a) the Company endeavors to file a registration statement for certain securities with the SEC and have the registration statement declared effective within a certain time period; or (b) the Company will endeavor to keep a registration statement effective for a specified period of time; and (c) transfer of consideration is required if the Company fails to meet those requirements. When the Company issues an instrument with these registration payment requirements, the Company estimates the amount of consideration that is likely to be paid out under the agreement and offsets the amount of the liability against the proceeds of the instrument issued. The estimate is re-evaluated at the end of each reporting period, with any changes recorded as a registration penalty in the statements of operations.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 2 - ACQUISTIONS

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

On June 29, 2007, nCoat, Inc. completed the acquisition of all the capital stock of MCC, Inc. (MCCI), doing business in the marketplace under the brand of JET-HOT® Coatings. MCCI provides high performance coatings of metal parts for industrial and personal use. The purchase consideration paid to the MCCI stockholders consisted of $5,000,000 in cash and the issuance of 1,333,333 shares of common stock. The common stock issued was placed into an escrow to be available to compensate the Company pursuant to the indemnification obligations of the MCCI stockholders as set forth in the related stock purchase agreement. The escrow will terminate on the earlier of the date on which the escrow agent receives instructions to terminate the escrow from all of the MCCI shareholders and the Company, or the eighteenth month anniversary of the closing of the transaction.

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

The estimated fair value of the intangible assets consists of the trade name of $1,866,135, proprietary technology of $1,762,897 and the customer base of $1,762,897. The trade name is not subject to amortization, the proprietary technology and the customer base have weighted-average estimated useful lives of seven and six years, respectively, over which they are being amortized.

On June 29, 2007, the Company entered into a consulting agreement with the former majority shareholder of MCCI whereby the Company has committed to pay the former majority shareholder consulting fees of $120,000 annually, performance bonuses equal to 2.5% of gross revenue from new customers and to purchase, for up to $70,000, an automobile for the consultant. The term of the obligation for the consulting fees and the performance bonuses is through December 31, 2009, and will continue for successive one-year periods unless terminated by either party.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

December 31,	2007	2006
Machinery and equipment	$1,982,909	$966,715
Computer and office equipment	247,791	247,791
Furniture and fixtures	55,205	39,007
Vehicles	51,364	27,701
Leasehold improvements	660,975	640,975
Total Property and Equipment	2,998,244	1,922,189
Less: Accumulated depreciation	765,055	272,698
Net Property and Equipment	$2,233,189	$1,649,491

NOTE 4 – INTANGIBLE ASSETS

The carrying values of intangible assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, the Company projects the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of the long-lived asset will not be recovered, the carrying value of the long-lived asset is reduced by the estimated excess of the carrying value over the projected discounted cash flows. At December 31, 2007, the Company determined that the intangible assets were impaired due to the decrease in estimated future cash flows and recognized an impairment loss of $4,618,392. The remaining carrying values and estimated useful lives of the intangible assets at December 31, 2007 were as follows:

	Weighted-Average	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
At December 31, 2007	After Impairment	Amount	Amortization	Amount
Assets Not Subject to Amortization
Brand names and trademarks		$928,991		$928,991
Assets Subject to Amortization
Non-compete and non-disclosure agreements	2.5 years	150,051	-	150,051
Certifications and licenses	7.7 years	139,146	-	139,146
Customer base	5.8 years	730,256	-	730,256
Technology	6.7 years	734,320	-	734,320
Trade secrets and formulas	7.7 years	286,100	-	286,100
Total Assets Subject to Amortization	3.4 years	2,039,873	-	2,039,873
Total Intangible Assets		$2,968,864	$-	$2,968,864

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

The carrying values of the intangible assets at December 31, 2006 were as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
December 31, 2006	Amount	Amortization	Amount
Assets Not Subject to Amortization
Brand name and trademark	$508,002		$508,002
Assets Subject to Amortization
Non-compete and non-disclosure agreements	762,003	210,292	551,711
Certifications and licenses	508,002	101,600	406,402
Customer base	798,289	271,615	526,674
Technology	471,716	58,965	412,751
Trade secrets and formulas	943,432	117,930	825,502
Total Assets Subject to Amortization	3,483,442	760,402	2,723,040
Total Intangible Assets	$3,991,444	$760,402	$3,231,042

NOTE 5 – NOTES PAYABLE

Revolving Credit Loan Agreements – The Company had a $200,000 revolving credit loan agreement with a bank. The related promissory note accrued interest on the outstanding balance at the bank’s prime rate plus 1%. The balance of $195,720 was paid during the second quarter of 2007.

Convertible Debentures – Through December 31, 2006, the Company borrowed $1,750,000 and through February 14, 2007, the Company borrowed an additional $500,000 from Tylerstone under the terms of a $3,500,000 revolving line of credit agreement. The related promissory notes bore interest on the outstanding balance at 0.5% over prime, (8.75% at February 14, 2007). Upon the reorganization of nCoat into Tylerstone on February 14, 2007, the amounts due under the revolving credit line with Tylerstone were in substance converted into $2,250,000 of convertible debentures payable to third parties (the “debenture holders”). On May 14, 2007, the Company issued an additional $250,000 of convertible debenture under the same terms. The convertible debentures bore interest at prime plus 0.5% and were due from October 23, 2007 through April 9, 2008. Principal and accrued interest under the debentures was convertible, from the date of issuance, into common stock at $0.50 per share.

Management determined the fair value of the common stock on February 14, 2007 based on a third-party valuation of the Company’s common stock, an assessment of estimated future cash flows and the market value and discounted market value of the Company’s common stock for a short period after February 14, 2007. Based upon management’s assessment of the fair value of the Company’s common stock of $0.129 per share on February 14, 2007, the debenture holders did not receive a beneficial conversion option. This conclusion is based on the fair value of the common stock into which the debentures are convertible of $580,500 being less than the $2,250,000 face amount of the convertible debentures. The $250,000 of convertible debenture issued on May 14, 2007 resulted in that debenture holder receiving a beneficial conversion option of $155,000; the resulting discount on the note payable was recognized as interest expense through August 24, 2007.

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

Under the conversion terms of the convertible debentures, $2,000,000 of the convertible debentures and $67,752 of related accrued interest were converted into 4,135,504 shares of common stock at $0.50 per share during the second quarter of 2007. During the third quarter of 2007, the remaining $500,000 of the convertible debentures and $17,608 of related interest were converted into 1,035,215 shares of common stock at $0.50 per share. At December 31, 2007, none of the debentures remained outstanding.

Loans Payable – As part of a facility lease agreement, the Company financed leasehold improvements through the lessor. Loans of $283,203 and $230,000 were incurred and under the terms of the agreement, the loans bear interest at 1% over prime, or 8.25% at December 31, 2007.  The agreement requires the Company to make monthly payments, plus interest, through March 2011.  A balloon payment of $264,792 was due on May 1, 2007. Prior to the due date of the balloon payment, the Company and the note holder agreed to modify the repayment terms of the balloon payment to payment upon demand. All other terms of the notes remained the same.

From March 30, 2007 through May 4, 2007, the Company borrowed $355,783 from a consultant to the Company and issued notes, which were due on September 1, 2007, and bear interest at 5% per annum. The note holder agreed to modify the repayment terms to payment upon demand. From August 31, 2007 through September 25, 2007, the Company borrowed $200,000 from an investor and issued notes, which are due on demand and bear interest at 10% per annum.

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

The common stock into which the Series A Notes are convertible, the related warrants and the common stock issued upon conversion of the $2,500,000 convertible debentures described above are subject to certain registration rights. Per the registration rights agreement, the Company was required to file a registration statement within 45 calendar days of the first closing of $1,000,000 or more of the private placement offering of the Series A Notes, which filing obligation was met, and the Company is required to have the registration statement declared effective within 75 calendar days of the initial filing. After the registration statement is declared effective, the Company is required to keep the registration statement effective until all the registered shares of common stock are sold. In the event that the Company fails to accomplish any of these requirements, the Company will be required to pay partial liquidating damages of 1% per month of the aggregate purchase price paid by the Series A note holders, or $90,000 per month. If the Company fails to pay the prescribed damages within 7 days of the date payable, interest will be charged at a rate of 18% per annum. In accordance with FASB Staff Position (FSP) EITF 00-19-2, Accounting for Registration Payment Arrangements, and SFAS No. 5, Accounting for Contingencies, the registration payment liability has been adjusted to $540,000 at December 31, 2007 for estimated payments to be made under the registration rights agreement and is included in accrued liabilities. The value of this registration payment liability will be adjusted to reflect the fair value of the liability at each balance sheet date until all related obligations have been met.

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

The Company filed a registration statement with the U.S. Securities and Exchange Commission (the “SEC”) on July 12, 2007 to register the common stock into which the Series A Notes are convertible and the shares of common stock underlying the warrants and received comments on the registration statement from the SEC on August 8, 2007. The Company did not respond to those comments by August 23, 2007 as required by the terms of the Series A and Series B Notes; therefore a triggering event occurred on August 24, 2007 when the Company failed to notify the note holders of the failure to respond to the SEC’s comments or to pay the related $90,000 of liquidated damages to the Series A note holders. As a result, the Series A and Series B Notes became due upon demand at 125% of their original face amount, or $15,312,500. During September 2007, the Company issued $200,000 of notes payable that were not permitted loans under the terms of the Series A and Series B Notes. The Company’s failures to notify the note holders of the issuances of the $200,000 of non-permitted notes payable were additional triggering events.

The Company did not obtain effectiveness of the registration statement on September 25, 2007 and failed to notify the note holders on September 26, 2007, which is an additional triggering event. As a result, the conversion price of the common stock was changed that date, under the terms of the Series A and Series B notes, to $0.36 per share. As a result, the Series A and Series B notes became convertible into 42,534,722 shares of common stock. No additional beneficial conversion option was recognized as a result of the modification of the conversion price since the beneficial conversion option is limited to the proceeds allocated to the notes payable and all of the proceeds were originally allocated to the original beneficial conversion option.

In December 2007, the Company entered into an Amendment and Waiver of Registration Rights Agreement and 6% Series A Convertible Notes dated as of November 30, 2007 (the “Series A and Series B Amendment Agreement”), with the Series A and Series B Noteholders.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Pursuant to the terms of the Series A and Series B Amendment Agreement, the Series A and Series B Noteholders agreed to waive certain “Trigger Events” as the term is defined in the Series A and Series B Notes, in exchange for certain amendments to the terms of the Series A and Series B Notes and the related registration rights agreement (the “Registration Rights Agreement”) between the Company and the Series A and Series B Noteholders.  The Registration Rights Agreement was amended by adding the following language to the end of the Section 2(b) of the Registration Rights Agreement:

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

Additionally, the Company and the Series A and Series B Noteholders agreed that the conversion price of the Series A and Series B Notes would be adjusted from $0.36 per share to $0.25 per share, subject to further adjustment as set forth in the Series A and B Notes.

As result of the waiver, the Company reversed the 25% redemption premium interest expense returning the Series A and Series B Notes to their original values of $9,000,000 and 3,250,000, respectively.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Notes payable at December 31, 2007 and December 31, 2006 are summarized as follows:
	December 31,	December 31,
	2007	2006
6% $9,000,000 Series A convertible promissory notes; due on demand	$9,000,000	$-
6% $3,250,000 Series B convertible promissory notes; due on demand	3,250,000	-
$200,000 Revolving credit line payable to a bank	-	195,720
Convertible debentures; bore interest at 0.5% over prime rate; converted in 2007	-	1,750,000
Note payable; paid June 5, 2007	-	3,000,000
Note payable, bearing interest at prime plus 1.0% (8.25% at December 31, 2007);
due March 2011	174,537	230,000
Note payable, bearing interest at prime plus 1.0% (8.25% at December 31, 2007);
payable on demand	280,364	283,203
Note payable; bearing interest at 8.35%, due November 7, 2007; in default	28,950	-
Note payable to bank; secured by equipment; bearing interest at 8.75%:
payments due through 2010	13,637	-
Notes payable to a bank; secured by equipment; bearing interest at 6.75% to
7.75%; payments due through 2010	33,703	67,007
Notes payable, bearing interest at 5%; due September 1, 2007; in default	355,783	-
Note payable, bearing interest at 6%; payable on demand	76,476	-
Note payable to a bank; secured by equipment; bearing interest at 6.98%; payable in
monthly installments of $4,841 through February 2014	289,328	-
Notes payable; bearing interest at 10%; unsecured; due on demand	1,140,000	-
Total Notes Payable	14,642,778	5,525,930
Less: Current portion	1,987,966	5,305,021
Long-Term Notes Payable	$12,654,812	$220,909

The fair value of notes payable was determined based upon current market interest rates and was $14,642,778 at December 31, 2007. Future annual maturities of notes payable, as of December 31, 2007, were as follows:

Years Ending December 31:
2008	$1,987,966
2009	115,932
2010	12,361,055
2011	72,919
2012	57,459
Thereafter	47,447
Total	$14,642,778

NOTE 6 - STOCK COMPENSATION PLAN

On February 2, 2007, the Company adopted a stock award plan (the “Plan”) and began awarding shares of common stock and shares of nonvested common stock to employees and consultants as compensation.  The nonvested shares vest over periods ranging from immediately upon being issued to four years. If an employee terminates employment with the Company prior to the shares vesting, the nonvested portion of the shares will be forfeited and should be returned to the Company.  As of December 31, 2007, 235,000 nonvested shares had been forfeited but to date have not been returned.  The Company is at risk that it may not obtain back the forfeited shares.  Accordingly, those shares are not reflected as forfeited in the following table.

Compensation related to the shares awarded is based upon the fair value of the awards on the dates awarded or modified as determined by the Black-Scholes option-pricing model applied to awards expected to vest and recognized by the graded-vesting method applied to awards expected to vest.  Compensation expense related to forfeited shares will be reversed when and if these shares are returned to the Company. The Company recognized $1,422,410 of related compensation expense during the year ended December 31, 2007.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

A summary of the status of the Company’s nonvested shares of common stock as of December 31, 2007 and changes during the year were as follows:

		Weighted-Average
		Award-Date
Nonvested Shares of Common Stock	Shares	Fair Value
Award	13,309,090	$0.144
Vested	(7,237,090)	$0.129
Nonvested at December 31, 2007	6,072,000	$0.160

As of December 31, 2007, there was $354,876 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.54 years from December 31, 2007. The total fair value of the shares that vested during the year ended December 31, 2007 was $996,657.

NOTE 7 – COMMON STOCK

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

NOTE 8 – INCOME TAXES

Accrued income taxes at December 31, 2007 consisted of $108,975 of federal and state income taxes assumed in the acquisition of MCC, Inc. on June 29, 2007. There was no benefit or provision for income taxes during the year ended December 31, 2007. The net deferred income tax liability consisted of the following at December 31, 2007 and December 31, 2006:

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

	December 31,	December 31,
	2007	2006
Deferred Tax Liabilities
Property and equipment	$205,078	$9,332
Intangible assets	1,146,574	1,205,179
Total Deferred Tax Liabilities	1,351,652	1,214,511
Deferred Tax Assets
Allowance for doubtful accounts	67,882	36,001
Accrued consulting obligation	193,100	186,500
Accrued liabilities	83,718	-
Operating loss carryforwards	6,640,543	3,001,627
Total Deferred Tax Assets	6,985,243	3,224,128
Valuation Allowance	(5,633,591)	(2,009,617)
Net Deferred Tax Liability	$-	$-

During the year ended December 31, 2007, the deferred tax valuation allowance increased by $5,706,337 from operations and decreased by $2,082,363 from the deferred tax effects of acquiring MCC, Inc.

NOTE 9 – LEASING ARRANGEMENTS

The Company leases operating and manufacturing facilities under the terms of operating leases which expire on December 31, 2010 and March 31, 2011. Other operating and manufacturing facilities are leased on a month to month basis. Future annual minimum lease payments required under the terms of operating leases that have non-cancelable lease terms in excess of one month are as follows:

Year Ending December 31:
2008	349,728
2009	324,728
2010	349,728
2011	71,184
Total	$1,095,368

The Company entered into multiple capital lease obligations for software and equipment.  The terms of the lease agreements require the Company to make monthly payment of $17,437 through 2011.  The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2007:

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Years Ending December 31:
2008	$209,291
2009	199,120
2010	133,162
2011	41,872
Total minimum lease payments	583,445
Less: Amount representing interest	(101,712)
Present value of net minimum lease payments	481,733
Less: Current portion of capital lease obligation	(153,540)
Long-Term Capital Lease Obligation	$328,193

NOTE 10 – COMMITMENTS AND CONTINGENCIES

During May 2007, an equipment dealer filed a lawsuit and received a default judgment for over $14,000.  Also included in the judgment the plaintiff is seeking to obtain the related equipment associated in the agreement.

NOTE 11 – RELATED PARTY TRANSACTION

The Company leased office space, telephone and computer equipment and purchased long distance telephone service from an entity owned by an officer and director of the Company.  In 2006, this entity was reimbursed for funds advanced related to the formation of the Company and the acquisitions of HPC.  Payments were $0 and $103,013, including expense reimbursements, respectively, for periods ended December 31, 2007, and December 31, 2006.

NOTE 12 – SUBSEQUENT EVENTS

On January 23, 2008, the Company entered into agreements with the holders of the Series A and Series B convertible notes that allowed the Company to pay the interest on the Notes, which was due and payable on January 1, 2008 in shares of the Company’s common stock. As a result, the Company issued 1,554,198 shares of common stock to the Series A and Series B note holders.

In February 2008, the Company entered into a Waiver Agreement with certain of the holders of Series A Convertible Notes and Series B Convertible Notes, who together were the holders of 75% of the Company’s Series A Notes and Series B Notes.  The Waiver Agreement related to the incurrence by the Company of debt without receiving the required approval.  Under the Waiver Agreement, the Series A and Series B Note holders concurred to the incurrence by the Company of up to $600,000 of debt and waive their rights to claim a default under the Series A and Series B Notes.

In April 2008, the Company was in breach of the Series A and B Convertible Notes Securities Purchase Agreement and the related Registration Agreement due to our failure to have the registration of the underling shares effective, failure to pay partial liquidating damages of $90,000 and failure to pay interest that was due and payable on April 1, 2008.   As a result, the Notes are redeemable at a redemption premium. No demand has been made for redemption.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

On February 20, 2008, Jeffrey Holm and Thundercheif Enterprises, LLC filed a complaint against the nCoat in connection with a stock purchase agreement, a consulting agreement, an escrow agreement, and other agreements between certain of the parties. Jeffrey Holm and Thundercheif Enterprises, LLC is seeking damages for approximately $740,000, plus the return of certain designated personal property.  nCoat has filed motions against the complaint, but no ruling on the motions have been issued as of today.  Because no discovery has been commenced, there has been no opinion as to the outcome.

In May 2008, the Company sold certain of its operating equipment for $25,000 and entered into an agreement to payments of $1,000 per month.