Form 10-Q
period 2008-06-30
nCoat, Inc.
filed 2008-08-19
CIK 1157443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended June 30, 2008

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act).
Yes ☐  No ☒

As of August 15, 2008, there were 97,826,650 shares of the registrant’s common stock, $0.0001 par value, outstanding.

nCoat, Inc.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

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

nCoat, Inc.

PART I

FINANCIAL INFORMATION
Item 1 – Financial Statements

NCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current Assets
Cash	$107,485	$295,961
Trade receivables, net	931,620	934,337
Inventory	167,150	172,477
Other current assets	35,632	62,449
Deferred income tax assets	-	151,600
Total Current Assets	1,241,887	1,616,824
Property and Equipment, net	1,937,203	2,233,189
Intangible Assets, net	2,681,620	2,968,864
Total Assets	$5,860,710	$6,818,877

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$2,764,642	$2,212,663
Accrued liabilities	4,909,044	2,464,931
Deferred revenue	663,833	-
Notes payable, current portion	61,493,440	1,987,966
Accrued consulting obligation	500,000	500,000
Obligations under capital leases, current portion	163,353	153,540
Total Current Liabilities	70,494,312	7,319,100
Long-Term Liabilities
Notes payable, net of current portion	386,995	12,654,812
Obligations under capital leases , net of current portion	244,239	328,193
Derivative warrant liability	140,051	-
Deferred income taxes	-	151,600
Total Long-Term Liabilities	771,285	13,134,605
Stockholders' Deficit
Common stock - $0.0001 par value; 500,000,000 shares authorized;
97,826,650 shares and 96,439,452 shares outstanding, respectively	9,782	9,644
Additional paid-in capital	22,229,015	22,440,669
Accumulated deficit	(87,643,684)	(36,085,141)
Total Stockholders' Deficit	(65,404,887)	(13,634,828)
Total Liabilities and Stockholders' Deficit	$5,860,710	$6,818,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net Sales	$3,513,454	$1,337,568	$5,759,104	$2,588,251
Cost of Goods Sold	1,848,438	1,012,410	3,709,970	2,256,388
Gross Profit	1,665,016	325,158	2,049,134	331,863
Operating Expenses
General and administrative	1,468,193	1,614,973	3,223,759	3,956,758
Research and development	123,962	151,037	215,747	302,074
Sales and marketing	46,451	124,242	328,825	296,174
Total Operating Expenses	1,638,606	1,890,252	3,768,331	4,555,006
Income (Loss) from Operations	26,410	(1,565,094)	(1,719,197)	(4,223,143)
Redemption premium interest expense	(38,918,588)	-	(49,844,271)	-
Other interest expense	(198,228)	832,767	(467,416)	(963,513)
Gain on derivative liability valuation	472,341	-	472,341	-
Net Loss	$(38,618,065)	$(732,327)	$(51,558,543)	$(5,186,656)
Basic and Diluted Loss per Share	$(0.40)	$(0.01)	$(0.55)	$(0.07)
Basic and Diluted Weighted-Average
Shares Outstanding	95,715,727	87,044,269	94,535,699	73,222,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
For the Six Months Ended June 30, 2008
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2007	96,439,452	$9,644	$22,440,669	$(36,085,141)	$(13,634,828)
Accrued interest paid with common stock	1,554,198	155	185,106	-	185,261
Compensation related to vested and nonvested shares issued to employees, net of forfeitures	(167,000)	(17)	215,632	-	215,615
Reclassification of fair value of warrants to derivative liability	-	-	(612,392)	-	(612,392)
Net loss	-	-	-	(51,558,543)	(51,558,543)
Balance - June 30, 2008	97,826,650	$9,782	$22,229,015	$(87,643,684)	$(65,404,887)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Six Months Ended June 30,	2008	2007
Cash Flows From Operating Activities
Net loss	$(51,558,543)	$(5,186,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	299,523	223,061
Amortization of intangible assets	287,244	256,350
Stock-based compensation	215,615	1,071,582
Amortization of discount on notes payable and deferred loan costs	-	382,139
Redemption premium on notes payable recognized as interest expense	47,162,500	-
Gain on derivative warrant liability	(472,341)	-
Changes in assets and liabilities, net of effects from purchase of MCC, Inc.:
Accounts receivable	2,717	126,595
Inventory	5,327	(35,078)
Other current assets	26,817	(17,201)
Accounts payable	551,979	896,385
Accrued liabilities and deferred revenue	3,293,207	(476,743)
Net Cash Provided by Operating Activities	(185,955)	(2,759,566)
Cash Flows From Investing Activities
Payment for the purchase of property and equipment	(3,537)	-
Payment for purchase of MCC, Inc., net of cash acquired	-	(4,931,220)
Net Cash Used in Investing Activities	(3,537)	(4,931,220)
Cash Flows From Financing Activities
Proceeds from issuance of notes payable, net of loan costs paid	500,000	5,102,010
Proceeds from issuance of warrants, net of offering costs paid	-	6,654,164
Proceeds from issuance of common stock upon exercise of warrants	-	170
Principal payments on notes payable	(424,843)	(3,228,217)
Principal payments under capital lease obligations	(74,141)	(63,206)
Net Cash Used in Financing Activities	1,016	8,464,921
Net Increase (Decrease) in Cash	(188,476)	774,135
Cash At Beginning of Period	295,961	63,437
Cash At End of Period	$107,485	$837,572
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$19,586	$887,980
Schedule of Noncash Investing and Financing Activities
Common stock issued upon conversion of accrued interest	$185,261	$-
Notes payable issued for the purchase of equipment and insurance	-	83,158
Reclassification of the fair value of derivative warrant liability	612,392	-
In connection with the acquisition of MCC, Inc., liabilities were assumed as follows:
Fair value of assets acquired	$-	$7,142,826
Cash paid	-	(5,000,000)
Common stock issued	-	(906,666)
Liabilities assumed	$-	$1,236,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 1. Basis of Presentation

Interim Financial Statements – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements included in the Company’s amended annual report on Form 10-KA filed with the Securities and Exchange Commission on August 1, 2008. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2008.

Nature of Operations – nCoat, Inc. and its subsidiaries specialize in nanotechnology research, licensing, and the commercialization, distribution and application of nano as well as multiple non-nano surface coatings. The Company’s specialized coatings are used by the automotive, diesel engine, trucking, recreational vehicle, motorcycle, aerospace and oil and gas industries for heat management, corrosion resistance, friction reduction, bond strength and appearance.  Corporate offices and operations headquarters are located in Whitsett, North Carolina and application operations are conducted at facilities located in Bluffdale, Utah; Oklahoma City, Oklahoma; Pascagoula, Mississippi; Quaker Town, Pennsylvania; Tempe, Arizona; and Whitsett, North Carolina.

Principles of Consolidation – The accompanying consolidated financial statements include the operations, accounts and transactions of nCoat Automotive Group, Inc., High Performance Coatings, Inc. and nTech, Inc. for all periods presented, of nCoat, Inc. from February 14, 2007 and of MCCI from June 29, 2007. These entities are collectively referred to herein as the “Company” or “nCoat.” All intercompany transactions and balances have been eliminated in consolidation.

Business Condition– The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $51,558,543 and $5,186,656 and used $185,955 and $2,759,566 of cash in operating activities during the six months ended June 30, 2008 and 2007, respectively.  At June 30, 2008, the Company has a working capital deficiency of $69,252,425, an accumulated deficit of $87,643,684, and a stockholders’ deficit of $65,404,887. Based on current operations, cash flows from operations will likely be negative for at least the remainder of the year ending December 31, 2008.  As of June 30, 2008, the Company’s principal sources of liquidity were $107,485 of cash and $931,620 of trade accounts receivable, while current liabilities totaled $70,494,312 at that date, of which $61,493,440 relates to notes payable that are due currently. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management’s plans to decrease losses, to achieve positive cash flows from operations and to improve the Company’s financial condition include seeking to enter into waiver agreements with promissory note holders waiving triggering events of default on notes payable, which may reduce the carrying amount of certain notes payable, accrued interest and the registration payment liability; increasing revenue and controlling operating costs; focusing marketing of the Company’s products and negotiating sales agreements. Management is seeking new customers and developing new applications for the Company’s products. Management is also continuing to seek debt and equity financing and anticipates that the Company needs up to $7.5 million of financing for its operations and an additional $5 to $10 million to advance further acquisitions accretive to the Company’s present business. Management evaluates the Company’s working capital needs and operating plan assumptions regularly to determine whether adjustments to its cash and liquidity outlook are warranted. Management also reviews potential sources of financing on an ongoing basis. However, adequate funds may not be available when needed and there is no assurance that changes to promissory notes payable will occur or that financing will be available or on terms acceptable to the Company.  Management has noted that the failure to obtain additional working capital could prevent the Company from achieving its business objectives.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Licensing Revenue Recognition – Fees received from licensing the Company’s technology to customers is recognized over the term of the license agreements. Licensing fees received prior to recognition are accounted for as deferred revenue. Sales revenue excludes lease payments made by customers on facilities used by the Company.

Loss per Common Share – Basic loss per share is computed by dividing net loss for the period by the weighted-average number of common shares outstanding. The non-vested common shares issued as employee compensation are excluded from the calculation of basic loss per share. Diluted loss per share reflects dilutive potential common shares outstanding during the period. During the six months ended June 30, 2008, the following anti-dilutive potential common shares were excluded from the calculation of diluted loss per share: 2,314,000 nonvested shares of common stock; 2,970,625,000 shares of common stock issuable upon conversion of notes payable; and 32,418,750 shares of common stock issuable upon the exercise of warrants classified as a derivative liability.  During the six months ended June 30, 2007, potential common shares consisted of 3,740,000 shares of common stock issuable upon exercise of warrants that were anti-dilutive and were excluded from the calculation of diluted loss per share.

Note 2.   Acquisition of MCC, Inc.

On June 29, 2007, nCoat, Inc., completed the acquisition of all the capital stock of MCC, Inc. ("MCCI"), doing business in the marketplace under the brand of JET-HOT® Coatings. MCCI provides high performance coatings of metal parts for industrial and personal use. In connection with the acquisition of MCCI, the Company entered into a consulting agreement with the former majority shareholder of MCCI whereby the Company is obligated to pay the former majority shareholder consulting fees of $120,000 annually, performance bonuses equal to 2.5% of net sales from new customers, and to purchase, for up to $70,000, an automobile for the consultant. The term of the obligation for the consulting fees and the performance bonuses is through December 31, 2009, and will continue for successive one-year periods unless terminated by either party.

The following unaudited pro forma results of operations for the three and six months ended June 30, 2007 have been prepared to present the effects of the acquisition of MCCI as though it had occurred on January 1, 2007. This pro forma information is presented for additional analysis and, had MCCI been acquired on January 1, 2007, it is likely that the operations of the Company would have been materially different from the pro forma results of operations presented below. The pro forma results of operations may not be indicative of the results that will occur for any period in the future.

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2007	2007
Net sales	$3,265,278	$7,618,197
Net loss	$(3,625,850)	$(6,441,041)
Basic and diluted loss per share	$(0.04)	$(0.09)

Note 3. Notes Payable

Series A and B 6% Convertible Promissory Notes– From May 25, 2007 through June 18, 2007 (primarily on May 31, 2007), the Company issued $9,000,000 of Series A 6% convertible promissory notes (the “Series A Notes”) and warrants to purchase 22,500,000 shares of common stock exercisable at $1.00 per share through May 31, 2012. The Series A Notes were originally convertible into common stock at $0.40 per share through May 31, 2010, when the Series A Notes were due. Accrued interest is payable quarterly.  From May 31, 2007 through July 10, 2007, the Company also issued $3,250,000 of Series B 6% convertible promissory notes (the “Series B Notes”) and warrants to purchase 8,125,000 shares of common stock exercisable at $0.80 per share through May 31, 2010. The Series B Notes were originally convertible into common stock at $0.40 per share through May 31, 2010, when the Series B Notes were due. Accrued interest is payable quarterly. Conversion of the promissory notes is limited such that at any time a note holder cannot own more than 4.99% of the Company’s outstanding common stock. The conversion price is adjustable to match any additional issuances of common stock at prices lower than the current conversion price.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

The common stock into which the Series A Notes are convertible and the related warrants are subject to certain registration rights. Per the registration rights agreement, the Company is obligated obtain the effectiveness of a registration statement, which has not occurred, and to keep the registration statement effective until all the registered shares of common stock are sold by the note holders. Failing to obtain effectiveness of the registration statement, the Company is required to pay partial liquidating damages of 1% per month of the aggregate purchase price paid by the Series A note holders, or $90,000 per month. Interest is charged on unpaid damages at the rate of 18% per annum. The Company recognized a registration payment liability at the date of the issuance of the Series A notes and had adjusted the liability to $540,000 ($1,785,679 after the effects of the redemption premium discussed below) at June 30, 2008 for estimated payments to be made under the registration rights agreement. The carrying value of the registration payment liability is adjusted to reflect the fair value of the registration payment liability at each balance sheet date.

Upon the occurrence of certain default or triggering events, the notes holders may demand redemption of the Series A and Series B notes. The triggering events include failure to provide notice and pay the related partial liquidated damages to the note holders within one day of the following events: failure to file the registration statement or obtain its effectiveness by the required dates, failure to respond to comments by the U.S. Securities and Exchange Commission within 15 days of receipt of those comments, suspension from trading or listing on a market, failure to convert shares upon request, failure to qualify new debt as permitted debt under the terms of the Series A and Series B Notes and failure to make payments under the terms of the promissory notes. Upon the occurrence of a triggering event, the holders have the right to require the Company to redeem their notes at an amount equal to the total of unpaid accrued interest, unpaid liquidated damages and the face amount of the notes multiplied by the greater of (i) 125% during the first 12 months of the term of the note or 115% thereafter or (ii) the closing market price of the Company’s common stock on the date of the triggering event divided by the closing market price on the first day of each month following the triggering event. The conversion price also decreases to the closing market price on the first day of each month following the triggering event.

In December 2007, the Company entered into an agreement with the Series A and Series B note holders whereby the Series A and Series B note holders agreed to waive certain triggering events in exchange for the modification of the conversion price to $0.25 per share and for Company agreeing to pay partial liquidated damages to the note holders for triggering events occurring on or after February 29, 2008. However, on February 29, 2008, the Company failed to obtain effectiveness of the required registration statement. On April 1, 2008 and on July 1, 2008, the Company failed to pay accrued interest to the Series A and B note holders.  As a result, the Series A and B notes became due on demand at a redemption premium as described above. At June 30, 2008, the carrying value of the Series A and B notes has been adjusted to $59,412,500 for the increase in the redemption price.  To date, no demand has been made by the note holders for redemption of the Series A and B Notes. At the July 1, 2008 conversion price of $0.02 per share, the Series A and B Notes are convertible into 2,970,625,000 shares of common stock. However, there are only 402,173,350 authorized, unissued shares of common stock available and, therefore, the notes payable cannot all be converted.

Unpaid accrued interest bears interest at 18% per annum. Under the terms of the Series A and B Notes, the unpaid accrued interest and the unpaid registration payment liability have also been increased by the redemption premium formula described above, which resulted in accrued interest on the Series A and B Notes of $1,809,103 and a registration payment liability $1,785,679 at June 30, 2008.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Notes payable at June 30, 2008 and December 31, 2007 are summarized as follows:

	June 30,	December 31,
	2008	2007
6% $9,000,000 Series A convertible promissory notes; including redemption
premium of $34,650,000; due on demand	$43,650,000	$9,000,000
6% $3,250,000 Series B convertible promissory notes; including redemption
premium of $12,512,500; due on demand	15,762,500	3,250,000
Note payable, bearing interest at prime plus 1.0% (8.25% at December 31, 2007);
due March 2011	151,337	174,537
Note payable, bearing interest at prime plus 1.0% (8.25% at December 31, 2007);
payable on demand	280,364	280,364
Note payable; bearing interest at 8.35%, due November 7, 2007; in default	18,635	28,950
Note payable to bank; secured by equipment; bearing interest at 8.75%;
payments due through 2010	11,688	13,637
Notes payable to a bank; secured by equipment; bearing interest at 6.75% to
7.75%; payments due through 2010	-	33,703
Notes payable, bearing interest at 5%; due September 1, 2007; in default	355,783	355,783
Note payable, bearing interest at 6%; payable on demand	-	76,476
Note payable to a bank; secured by equipment; bearing interest at 6.98%; payable in
monthly installments of $4,841 through February 2014	270,127	289,328
Notes payable; bearing interest at 10%; unsecured; due on demand	1,380,000	1,140,000
Total Notes Payable	61,880,434	14,642,778
Less: Current portion	61,493,440	1,987,966
Long-Term Notes Payable	$386,994	$12,654,812

The fair value of notes payable was determined based upon their short-term redemption requirements and based upon current market interest rates and totaled $61,880,434 at June 30, 2008. Future annual maturities of notes payable as of June 30, 2008, were as follows:

Years Ending December 31:
2008	$61,493,440
2009	98,116
2010	106,434
2011	67,676
2012	56,267
Thereafter	58,501
Total	$61,880,434

Note 4. Derivative Warrant Liability

On March 31, 2008 the carrying value of the Series A and B promissory notes increased and their conversion prices decreased to a point that the Company does not have sufficient authorized, unissued shares of common stock to enable the conversion of the promissory notes and the exercise of outstanding warrants. Since the Company may be required to settle the outstanding warrants for cash, they became a derivative liability on March 31, 2008 and their fair value of $612,392 was reclassified from additional paid-in capital to a derivative liability.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Due to decreases in the market value of the Company’s common stock, the fair value of the derivative warrant liability decreased to $140,051 at June 30, 2008, which resulted in the recognition of a gain on the derivative liability valuation of $472,341 during the three months ended June 30, 2008. The fair value of the warrants at June 30, 2008 was determined using the Black-Scholes option pricing model with the following weighted-average assumptions: expected future volatility of 125%, risk-free interest rate of 3.3%, expected dividend yield of 0% and an expected life of 3.4 years. At June 30, 2008, there were 32,418,750 warrants outstanding that were exercisable at a weighted-average price of $0.92 per share. The weighted-average remaining contractual term was 3.4 years.

Note 5. Stock Compensation Plan

On February 2, 2007, the Company adopted a stock award plan (the “Plan”) and began awarding shares of common stock and shares of nonvested common stock to employees and consultants as compensation. The nonvested shares vest over periods ranging from immediately upon being issued to four years. If an employee terminates employment with the Company prior to the shares vesting, the nonvested portion of the shares are be forfeited and returned to the Company. As of June 30, 2008, employees holding 235,000 nonvested shares have terminated their employment with the Company but have not forfeited and returned those shares to the Company. The Company is at risk that it may not obtain back the forfeited shares. Accordingly, the Company has not accounted for those shares as forfeited.

Compensation related to the shares awarded is based upon the fair value of the awards on the dates awarded or modified as determined by the Black-Scholes option-pricing model applied to awards expected to vest and recognized by the graded-vesting method applied to awards expected to vest. Compensation expense related to nonvested shares held by terminated employees will be reversed when and if those shares are returned to the Company. The Company recognized $215,615 of related compensation expense during the six months ended June 30, 2008, net of the effects of actual forfeitures of 167,000 nonvested shares.

A summary of the status of the Company’s nonvested shares of common stock as of June 30, 2008 and changes during the six months then ended were as follows:

		Weighted-Average
		Award-Date
Nonvested Shares of Common Stock	Shares	Fair Value
Nonvested at December 31, 2007	6,072,000	$0.162
Vested	(3,714,500)	$0.127
Forfeited	(167,000)	$0.231
Nonvested at June 30, 2008	2,190,500	$0.195

As of June 30, 2008, there was $156,785 of unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.4 years from June 30, 2008. The total fair value of the shares that vested during the six months ended June 2008 was $421,404.

Note 6. Common Stock

On January 19, 2008, the Company issued 1,554,198 shares of its common stock as payment of interest on the Series A and B promissory notes payable. The shares were valued at $185,261, or $0.12 per share, based on the amount of accrued interest paid, which approximated the market value of the common stock on the date issued.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 7. Deferred Income Taxes

Deferred income taxes consisted of the following:

	June 30,	December 31,
	2008	2007
Deferred Tax Liabilities
Property and equipment	$164,062	$205,078
Intangible assets	1,035,641	1,146,574
Stock-based compensation	83,238	202,332
Total Deferred Tax Liabilities	1,282,941	1,553,984
Deferred Tax Assets
Notes payable redemption premium	19,460,271	-
Allowance for doubtful accounts	53,797	67,882
Accrued consulting obligation	193,100	193,100
Accrued vacation compensation	-	83,718
Derivative warrant liability	54,088	-
Operating loss carryforwards	7,079,955	6,842,874
Total Deferred Tax Assets	26,841,211	7,187,574
Valuation Allowance	(25,558,270)	(5,633,590)
Net Deferred Tax Liability	$-	$-

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

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.  The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole.  This discussion should be read in conjunction with our financial statements as of June 30, 2008, and the year then ended and the notes accompanying those financial statements.

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

Distributed Model Development The “distributed” business model is our establishment of on-site coatings application as part of the assembly-line process within the manufacturing and/or assembly process of a large customer.  We have already undertaken this approach with one of our OEM customers and are presently in discussion with others.  The savings on handling, shipping, inventory, logistics management and other similar expenses that comes from having the on-site “plant” is the main element of interest for our larger customers.  We are presently in discussion with other customers to increase the awareness of the benefits of this approach.

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

Acquisition of Jet-Hot

With respect to the acquisition of Jet-Hot, we believe key synergies to our business plan include:

1.         Jet-Hot and HPC had plants in Arizona that were are approximately 10 miles apart. The plants were consolidated in the 4th quarter of 2007.
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
5.         JET-HOT has more thermal barrier customers than HPC. HPC has more corrosion resistance and lubritic coatings customers than JET-HOT. Cross selling can occur to each company’s customer base to raise same-customer revenue. In addition, JET-HOT does not currently sell internal engine coatings. Their product line is for coatings on external parts only. HPC internal engine coatings can now be offered to all of JET-HOT’s approximate 9,000 annual individual aftermarket customers.

Our headquarters’ address is 7237 Pace Drive, P.O. Box 38, Whitsett, NC 27377, and our phone number is (336) 447-2000.

Results of Operations

Performance in First Six Months of 2008 Compared to First Six Months of 2007

Performance Overview

The comparative revenue for the six months ending June 30, 2007 and June 30, 2008 shows an increase of 3,170,853 that was attributable to both the June 29, 2007 acquisition of MCCI and the increase in HPC revenues.  Revenues were also impacted by changes being implemented by our diesel engine manufacturing customers. According to industry sources, heavy-duty truck sales have fallen 42.5% for 2007.  One major truck manufacture reported a 71% decrease in year to year unit sales. Beginning in January 2007, our diesel engine manufacturing customers were required to introduce new engine platforms to meet new Environmental Protection Agency (EPA) requirements to lower harmful particulates in engine emissions in order to comply with Federal clean air standards. nCoat sells and applies coatings that aide diesel emissions systems to meet these new standards. The standards affected those engine platforms commencing in 2007 and the complete 2007 year was a period of “wait and see” as the new engineering was road-proven prior to the acceptance by the market.  The downturn of active new unit purchases was further affected by the dramatic increase in fuel prices which caused many fleet buyers to postpone expenditures in order to remain competitive.

Cost of Sales.

Cost of sales as a percentage of sales decreased from 87% in the first six months of 2007 to 64% the six months ended June 30, 2008. With the acquisition of MCCI, we have increased the percentage of our business related to after market products, which typically have a higher margin than our OEM products.

General and Administrative Expenses.

General and administrative expenses for the six months ended June 30, 2008 decreased by approximately $732,000 and decreased as a percentage of sales from 176% to 65% for the same period in 2007. One of the strongest contributors to this reduction was that the 2007 general and administrative expenses included costs related to our commencement as a public company and the associated costs.

Sales and Marketing Expense.

Sales and marketing expense for the six months ended June 30, 2008, increased by approximately $33,000 but decreased to less than 6% of sales compared to 11% for the same period in 2007.  Management has restructured the marketing and sales group, consolidated the MCCI sales to North Carolina and revamped its commission structures to allow for more effective sales efforts.

Interest Expense.

The greatest impact seen in our financial reports is the interest expense which has been attributed to the contractual redemption premium computations.  We are in technical default under the terms of the Series A and Series B Promissory Notes and hence we must show the premium computed on a redemption right granted to the holders of the Notes.  We have had no indication from the Note holders of demand, or other negative impacts and are working to complete further negotiations with them in order to extinguish the triggering events which have lead to the accounting entries.

Earnings per Share.

As a result of the share exchange transaction discussed in the filing, exercise of warrants, conversion of debt the number of outstanding shares have increased to 97,826,650 at June 30, 2008 and the weighted average shares have increased from 73,222,808 at December 31, 2007 to 94,535,699 shares at June 30, 2008.

The Company incurred losses of $51,558,543, including the interest expense discussed above and $5,186,656 during the six months ended June 30, 2008, and June 30, 2007, respectively.

Financial Statements, One-Time Charges and Capital Expenditures

As we commenced our planned growth with the promise of funding, we experienced higher costs which were attributable to the infrastructure of a company with a larger footprint.  During the second half of 2007 as it became more apparent to management that funding commitments had been disappointing, efforts were commenced to reduce costs.  We have included reductions in personnel, consolidation of facilities and emphasis on lean manufacturing practices.  Our resulting operational savings have been encouraging.

1.          Facilities – Following the acquisition of MCCI Jet –Hot ®, we consolidated the two plants located in Arizona into a single plant.  As of the date of this report we are exploring further plant consolidation to increase the use capacity in existing locations.  Although location consolidation provides for long-range savings, in some cases the additional one-time charges associated with such closure appear to affect earnings directly.

Our plans also call for a second OEM production line in late 2008 or early 2009 at a cost of approximately $750,000 for its installation. Another production line dedicated solely to our aftermarket production is slated in 2nd  quarter of 2009 at a cost of approximately $250,000 and a fourth production line, again for OEM, is planned for 4th quarter 2009 with a cost of approximately $1,000,000.

2.          Personnel - The Company has reduced the workforce from over 200 employees to approximately 145 employees.  This decrease comes from operating plants more efficiently and reducing management personnel which had been originally brought on to accommodate the accelerated growth projected with full funding.  We have focused on completion of Standard Operating Procedure documentation, preparation of information systems, accounting, human resource, production, communications, mixing and blending, strategic finance and other systems to accommodate rapid growth from internal and acquisition growth.

3.          Research and Development – Our expenditures for research and development have been reduced from $302,000 in the first half of 2007 to $216,000 in the first half of 2008.  The savings reflects consolidation of facilities rather than a reduction in emphasis.

4.          Financing - Expenses in the first half of 2007 and 2008 differ in nature.  In 2007 we experienced expenses relating to the money-raising process, including fees relating to engaging advisors to assist the Company in future financings and expenses related to creating the strategic relationships necessary to successfully execute the business plan.  In 2008, the majority of the expense involved in the financing relates to interest expense, particularly the dramatic accounting for the redemption premium.

Liquidity and Capital Resources –

nCoat is a company with limited operating history and experience upon which to base an evaluation of its performance. In September of 2005, we acquired High Performance Coatings, Inc. (“HPC”), an operational coatings company, which was responsible for the majority of our consolidated revenues. In 2006, we formed an intellectual property and development entity, nTech, Inc. (“nTech”), and in June 2007, we acquired all of the common stock of Metallic Ceramic Coatings, Inc. (“MCCI”), a primary competitor of HPC with 26 years of coatings experience and historical revenues similar to HPC.

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

At June 30, 2008 we are in technical breech of the Securities Purchase Agreement and the related Series A and B Convertible Notes and Registration Agreement (collectively the “Note Agreement”). This technical breech is due to our failure to respond to SEC comments within 15 days following receipt, failure to have the registration of the underling shares effective within 75 days of the required filing date, failure to pay partial liquidating damages, failure to pay interest and failing to provide contractual notice to the Note holders as provided in the Note Agreement.

Although no demand has been made, the Note Agreement provides that in the event of a breech, within the first 12 months following closing, the holders are entitled to demand immediate redemption of all, or any portion of, the face value of the Series A Notes and Series B Notes, along with a redemption premium.  This premium is the greater of 25% or the product of a multiplicand whose numerator is the stock price on the day of the default trigger event divided by the weighted market price at the beginning of each month thereafter.  As a result, the full face value of the Notes and redemption premium are shown on our Balance Sheet as current liabilities at June 30, 2008.

Although there is no assurance that a waiver will be granted, or if granted the changes to the Note Agreement that would be required, we are negotiating the terms of a waiver of these breeches from the note holders. Any changes to the agreement or to accounting treatment described above will be reflected in subsequent periods.

We have been active in our attempt to reduce our losses and conserve cash.  We have had a reduction in work force and reduced head count by 40 employees.  Following the acquisition of MCCI we consolidated our two Arizona facilities.  On August 31, 2007, certain salaried employees elected to defer all or a portion of their salaries totaling $75,825; on September 14, 2007, certain salaried employees elected to defer all or a portion of their salaries totaling $69,787.  On November 9, 2007 all salaried employees’ compensation, totaling $94,001, was deferred.  On January 3, 2008 certain salaried employee’s had $45,807 deferred and on February 2, 2008 an additional $48,307 was deferred. We have limited travel and curtailed expenditures.

At June 30, 2008, we had assets of $5,860,710 and liabilities of $70,494,312 including the redemption premium set forth above. Any amounts owed to related parties have no specific terms of repayment and bear no interest.

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

•	Subsidiary inventory records lacked recorded detail and information.
•	Stock transfer records, tracking and control lacked adequate controls.
•	Point of Sales procedures lacked control in verification of services rendered.
•	Safeguarding of cash lacked adequate preventative controls including overnight safekeeping.
•	Acquisition integration lacked consistent controls enabling the rapid incorporation of existingaccounting systems and procedures.

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

Remediation Efforts on Control Deficiencies

•
Management is presently seeking a Chief Financial Officer to replace James Dodd who retired onApril 18, 2008.  The successful candidate will have the knowledge and training to undertake thedevelopment of an overall policy, procedure and governance document for Internal Control Standards.

•	Once the new Chief Financial Officer is named, he will be tasked by management to form a formalAudit Committee which will meet formally to implement and monitor the Standards created.
•	Management will work directly with its external auditors in evaluating and refining the Standardsto meet current requirements.
•	Management will undertake training to better understand their responsibility for effective controls.

Remediation Efforts on the Internal Controls Surrounding the Financial Statement Closing Process

•	Use of standard general ledger entries.
•	Creation of procedures for subsidiary accounting system cut-off.
•	Use of a disclosure control checklist.
•	Completion of timely general ledger reconciliations in standard form.
•	Establish reporting deadlines for each period.

Remediation Efforts on Subsidiary inventory records

•	Inventory records for MMCI have already been redone, creating the basis for recording monthlychanges.
•	Inventory records for nTech have already been redone, creating the basis for recording monthlychanges.
•	Specific personnel have been designated to maintain these records.

Remediation Efforts on Stock Transfer records

•	At the time a new CFO shall be named, management will establish a specific procedure fortracking the need to issue new certificates.

Remediation Efforts on Point of sales

•	Formalization of appropriate documentation, including original purchase orders, plant trackingprocesses, shipping and invoicing shall be established at the time the new CFO is hired.
•	Separation of accounting processes to include separate individuals to handle intake, processing,invoicing and collecting on coating service fees.

Remediation Efforts on Cash and other Company Asset safekeeping

•	Cash on hand in any of the Company’s offices shall be limited to reasonable amounts necessaryfor petty cash purposes only.
•	Regular bank deposits are required at each location.

Remediation Efforts on Acquisition Accounting Integration

•	Financial recording delays and inaccuracies has been reduced by the Company’s use of a newintegrated accounting software system that was implemented on January 1, 2008.

PART II

OTHER INFORMATION

Item 1 – Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of the date of this Report, with the exception of the case cited below, we were not aware of any such legal proceedings or claims against the Company or its subsidiaries that management believes will have a material adverse affect on business development, financial condition or operating results.

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

Item 3 – Defaults Upon Senior Securities

As set forth above, the Company was in technical breach of the underlying financing agreements until it obtained waivers as described in the 10-KA report filed by the Company on August 1, 2008.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 – Other Information

None

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

10.14
Lease Agreement, dated February 21, 2006, between Mebane Warehouse, LLC, and HPC (previously filed as an exhibit to a Registration Statement on Form SB-2, filed with the Commission on October 12, 2007, and incorporated herein by this reference).

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

31.1	Certification of the Chairman and Chief Executive Officer, Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, Paul Clayson, Section 302 of Sarbanes-Oxley Act

32.1     Certification of the Chairman and Chief Executive Officer, Section 1350

32.2	Certification of Chief Financial Officer Paul Clayson, Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

nCoat, Inc
(Registrant)

Date: August 19, 2008	/s/ Paul Clayson
Paul Clayson
Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2008	/s/ Paul Clayson
Paul Clayson
Chief Financial Officer
(Principal Financial and Accounting Officer)