Form 10-Q
period 2008-09-30
nCoat, Inc.
filed 2008-11-14
CIK 1157443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ended September 30, 2008

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
Yes ☐  No ☒

As of November 12, 2008, there were 99,076,650 shares of the registrant’s common stock, $0.0001 par value, outstanding.

nCoat, Inc.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

nCoat, Inc.

PART I

FINANCIAL INFORMATION
Item 1 – Financial Statements

NCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current Assets
Cash	$35,590	$295,961
Trade receivables, net	1,137,919	934,337
Inventory	152,422	172,477
Other current assets	99,281	62,449
Deferred income tax assets	-	151,600
Total Current Assets	1,425,212	1,616,824
Property and Equipment, net	1,835,216	2,233,189
Intangible Assets, net	2,429,470	2,968,864
Total Assets	$5,689,898	$6,818,877

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$2,984,442	$2,212,663
Accrued liabilities	1,037,199	1,678,571
Accrued interest	4,603,845	246,360
Accrued registration-payment liability	5,327,478	540,000
Deferred revenue	629,333	-
Current portion of notes payable	100,747,617	1,987,966
Derivative Premium Payable	120,348	-
Accrued consulting obligation	500,000	500,000
Current portion of obligations under capital leases	165,139	153,540
Total Current Liabilities	116,115,401	7,319,100
Long-Term Liabilities
Notes payable, net of current portion	329,700	12,654,812
Obligations under capital leases , net of current portion	203,447	328,193
Deferred income taxes	-	151,600
Total Long-Term Liabilities	533,147	13,134,605
Stockholders' Equity (Deficit)
Common stock - $0.0001 par value; 500,000,000 shares authorized;
99,076,650 shares and 33,660,000 shares outstanding, respectively	9,908	9,644
Additional paid-in capital	22,285,970	22,440,669
Accumulated deficit	(133,254,528)	(36,085,141)
Total Stockholders' Equity (Deficit)	(110,958,650)	(13,634,828)
Total Liabilities and Stockholders' Equity (Deficit)	$5,689,898	$6,818,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net Sales	$2,447,270	$2,539,214	$8,206,374	$5,127,465
Cost of Goods Sold	1,378,613	1,625,074	5,088,583	3,881,462
Gross Profit	1,068,657	914,140	3,117,791	1,246,003
Operating Expenses
General and Administrative Expense	883,900	2,260,084	4,107,659	6,518,916
Research and Development Costs	80,710	-	296,456	-
Sales and Marketing Expenses	162,525	363,536	491,350	659,710
Total Operating Expenses	1,127,135	2,623,620	4,895,465	7,178,626
Loss from Operations	(58,478)	(1,709,480)	(1,777,674)	(5,932,623)
Redemption premium interest expense	(45,503,225)	-	(95,347,496)	-
Other interest expense	(68,845)	(16,544,198)	(536,261)	(17,507,711)
Gain on derivative liability valuation	19,703	-	492,044	-
Net Loss	$(45,610,845)	$(18,253,678)	$(97,169,387)	$(23,440,334)

Basic and Diluted Loss per Share	$(0.48)	$(0.20)	$(1.02)	$(0.30)
Basic and Diluted Weighted-Average
Shares Outstanding	95,787,193	89,496,127	95,151,186	78,618,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
For the Nine Months Ended September 30, 2008
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2007	96,439,452	$9,644	$22,440,669	$(36,085,141)	$(13,634,828)
Shares issued upon conversion of
accrued interest	1,554,198	155	185,106		185,261
Compensation related to vested and
nonvested shares issued to employees,
net of forfeitures	(167,000)	(16)	247,712		247,696
Reclassification of fair value of warrants
to derivative liability			(612,392)		(612,392)
Partial conversion of convertible note	1,250,000	125	24,875		25,000
Net Loss				(97,169,387)	(97,169,387)
Balance - September 30, 2008	99,076,650	$9,908	$22,285,970	$(133,254,528)	$(110,958,650)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007

Cash Flows From Operating Activities
Net loss	$(97,169,387)	$(23,440,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	451,298	316,449
Amortization of intangible assets	539,394	520,940
Amortization of discount and deferred loan costs and accretion of notes payable		16,443,286
Compensation expense paid by issuance of common stock	247,696	1,222,044
Redemption premium interest expense on notes payable, liquidated damages and accrued interest	95,347,516
Gain on derivative warrant liability	(492,044)
Changes in assets and liabilities:
Accounts receivable	(203,582)	388,135
Inventory	20,055	(12,986)
Other current assets	(36,832)	(46,415)
Accounts payable	771,779	640,322
Deferred revenue	629,333
Accrued liabilities	112,151	150,028
Net Cash Provided by Operating Activities	217,377	(3,818,531)
Cash Flows From Investing Activities
Purchase of property and equipment	(53,325)	(9,487)
Payment for purchase MCC Inc., net of cash acquired	-	(4,931,220)
Net Cash Used in Investing Activities	(53,325)	(4,940,707)
Cash Flows From Financing Activities
Proceeds from issuance of notes payable	500,000	5,530,554
Proceeds from issuance of warrants, net of offering costs paid	-	6,654,165
Principal payments on notes payable	(811,276)	(3,356,373)
Principal payments under capital lease obligations	(113,147)	(96,469)
Net Cash Used in Financing Activities	(424,423)	8,731,877
Net Decrease in Cash	(260,371)	(27,361)
Cash At Beginning of Period	295,961	63,437
Cash At End of Period	$35,590	$36,076
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$489,910	$986,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007
Supplemental Schedule of Noncash Investing and Financing Activities
In connection with the acquisition of MCC, Inc., liabilities were assumed as follows:
Fair value of assets acquired	-	$7,142,826
Cash paid	-	(5,000,000)
Common stock issued	-	(906,666)
Liabilities assumed	-	$1,236,160
Notes payable issued for the purchase of equipment and insurance	-	$83,158
Capital lease obligation incurred for the lease of equipment	-	-
Note payable issued in settlement of accrued liabilities	-	150,000
Common stock issued upon conversion of notes payable and accrued interest	210,261	2,685,859
Common stock issued for services of convertible debenture placement
agent recognized as deferred loan costs	-	113,572
Reclassification of the fair value of derivative warrant liability	612,392	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 1. Basis of Presentation

Interim Financial Statements – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements included in the Company’s amended annual report on Form 10-K/A filed with the Securities and Exchange Commission on August 1, 2008. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2008.

Nature of Operations – nCoat, Inc., and its subsidiaries specialize in nanotechnology research, licensing, and the commercialization, distribution and application of nano as well as multiple non-nano surface coatings. The Company’s specialized coatings are used by the automotive, diesel engine, trucking, recreational vehicle, motorcycle, aerospace and oil and gas industries for heat management, corrosion resistance, friction reduction, bond strength and appearance.  Corporate offices and operations headquarters are located in Whitsett, North Carolina, and application operations are conducted at facilities located in Bluffdale, Utah; Oklahoma City, Oklahoma; Quaker Town, Pennsylvania; Tempe, Arizona; and Whitsett, North Carolina.

Principles of Consolidation – The accompanying consolidated financial statements include the operations, accounts and transactions of nCoat Automotive Group, Inc., High Performance Coatings, Inc., and nTech, Inc., for all periods presented; of nCoat, Inc. from February 14, 2007; and of MCCI from June 29, 2007. These entities are collectively referred to herein as the “Company” or “nCoat.” All intercompany transactions and balances have been eliminated in consolidation.

Business Condition – The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $97,169,387 and $23,440,334 and provided $217,377 and $3,818,531 of cash in operating activities during the nine months ended September 30, 2008 and 2007, respectively.  At September 30, 2008, the Company has a working capital deficiency of $114,690,189, an accumulated deficit of $133,254,528, and a stockholders’ deficit of $110,958,650. Based on current operations, cash flows from operations will likely be negative for at least the remainder of the year ending December 31, 2008.  As of September 30, 2008, the Company’s principal sources of liquidity were $35,590 of cash and $1,137,919 of trade accounts receivable, while current liabilities totaled $116,115,401 at that date, of which $100,747,617 relates directly to the convertible notes payable that are due currently. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management’s plans to decrease losses, achieve positive cash flows from operations, and improve the Company’s financial condition include seeking to enter into waiver agreements with promissory note holders waiving triggering events of default on notes payable, which may reduce the carrying amount of certain notes payable, accrued interest and the registration payment liability; increasing revenue and controlling operating costs; focusing marketing of the Company’s products; and negotiating sales agreements. Management is seeking new customers and developing new applications for the Company’s products. Management is also continuing to seek debt and equity financing and anticipates that the Company needs up to $7.5 million of financing for its operations and an additional $5 to $10 million to advance further acquisitions accretive to the Company’s present business. Management evaluates the Company’s working capital needs and operating plan assumptions regularly to determine whether adjustments to its cash and liquidity outlook are warranted. Management also reviews potential sources of financing on an ongoing basis. However, adequate funds may not be available when needed, and there is no assurance that changes to or waivers of triggering events for the promissory notes payable will occur or that financing will be available or on terms acceptable to the Company.  The failure to obtain additional working capital will adversely affect our business, operations, and financial condition, and we may be forced to curtail our operations, sell part or all of our assets, or seek protection under bankruptcy laws.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Licensing Revenue Recognition – Fees received from licensing the Company’s technology to customers is recognized over the term of the license agreements. Licensing fees received prior to recognition are accounted for as deferred revenue. Sales revenue excludes lease payments made by customers on facilities used by the Company.

Loss per Common Share – Basic loss per share is computed by dividing net loss for the period by the weighted-average number of common shares outstanding. The non-vested common shares issued as employee compensation are excluded from the calculation of basic loss per share. Diluted loss per share reflects dilutive potential common shares outstanding during the period. During the three and nine months ended September 30, 2008, the following anti-dilutive potential common shares were excluded from the calculation of diluted loss per share: 1,837,800 nonvested shares of common stock; 6,601,388,889 shares of common stock issuable upon conversion of notes payable; and 32,418,750 shares of common stock issuable upon the exercise of warrants classified as a derivative liability.  During the nine months ended September 30, 2007, potential common shares consisted of 6,396,500 nonvested shares of common stock; 42,534,722 shares of common stock issuable upon conversion of notes payable; 32,418,750 shares of common stock issuable upon the exercise of warrants.

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

The following unaudited pro forma results of operations for the three and nine months ended September 30, 2007 have been prepared to present the effects of the acquisition of MCCI as though it had occurred on January 1, 2007. This pro forma information is presented for additional analysis and, had MCCI been acquired on January 1, 2007, it is likely that the operations of the Company would have been materially different from the pro forma results of operations presented below. The pro forma results of operations may not be indicative of the results that will occur for any period in the future.

	Three Months	Nine Months
	Ended Septmber 30,	Ended Septmeber 30,
	2007	2007
Net sales	$2,539,214	$8,564,926
Net loss	$(18,253,678)	$(22,900,331)
Basic and diluted loss per share	$(0.20)	$(0.29)

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

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

The common stock into which the Series A Notes are convertible and the related warrants are subject to certain registration rights. Per the registration rights agreement, the Company is obligated to obtain the effectiveness of a registration statement, which has not occurred, and to keep the registration statement effective until all the registered shares of common stock are sold by the note holders. If the Company fails to obtain effectiveness of the registration statement, the Company is required to pay partial liquidated damages of 1% per month of the aggregate purchase price paid by the Series A note holders, or $90,000 per month. Interest is charged on unpaid damages at the rate of 18% per annum. The Company recognized a registration payment liability at the date of the issuance of the Series A notes and had adjusted the liability to $5,327,478 after the effects of the redemption premium discussed below), at September 30, 2008, for estimated payments to be made under the registration rights agreement. The carrying value of the registration payment liability is adjusted to reflect the fair value of the registration payment liability at each balance sheet date.

Upon the occurrence of certain default or triggering events, the notes holders may demand redemption of the Series A and Series B notes. The triggering events include failure to provide notice and pay the related partial liquidated damages to the note holders within one day of the following events: failure to file the registration statement or obtain its effectiveness by the required dates; failure to respond to comments by the U.S. Securities and Exchange Commission within 15 days of receipt of those comments; suspension from trading or listing on a market; failure to convert shares upon request; failure to qualify new debt as permitted debt under the terms of the Series A and Series B Notes; and failure to make payments under the terms of the promissory notes. Upon the occurrence of a triggering event, the holders have the right to require the Company to redeem their notes at an amount equal to the total of unpaid accrued interest, unpaid liquidated damages and the face amount of the notes multiplied by the greater of (i) 125% during the first 12 months of the term of the note or 115% thereafter or (ii) upon the occurrences of certain of the listed triggering events, the closing market price of the Company’s common stock on the date of the triggering event divided by the closing market price on the first day of each month following the triggering event. The conversion price also decreases to the closing market price on the first day of each month following the triggering event.

In December 2007, the Company entered into an agreement with the Series A and Series B note holders whereby the Series A and Series B note holders agreed to waive certain triggering events in exchange for the modification of the conversion price to $0.25 per share and for Company agreeing to pay partial liquidated damages to the note holders for triggering events occurring on or after February 29, 2008. However, on February 29, 2008, the Company failed to obtain effectiveness of the required registration statement. On April 1, 2008, July 1, 2008, and on October 1, 2008, the Company failed to pay accrued interest to the Series A and B note holders.  As a result, the Series A and B notes became due on demand at a redemption premium as described above. As of the date of this report, and as event subsequent to the end of the accounting period ending September 30, 2008, there has been only one note holder that has given demand for the redemption of its Series A note.  The note was originally issued May 31, 2007, with the face amount of $1,500,000.  The note holder has previously converted a portion of its note ($25,000) as reflected in the financial statements set forth herein.  The demand is for the remaining balance of the note of $1,475,000 plus interest of $232,183, multiplied by a 115% premium factor for a total demand of $1,963,209.  As of the date of this report, the demand had not been paid.  As of the date of this report, no other demands had been made by the remaining note holders for redemption of the Series A and Series B Notes.  At the October 1, 2008, using the current effective conversion price of $0.015 per share, the Series A and B Notes are convertible into 6,601,388,889 shares of common stock.  However, there are only 400,923,350 authorized, unissued shares of common stock available and, therefore, the notes payable cannot all be converted.

Unpaid accrued interest bears interest at 18% per annum. Under the terms of the Series A and B Notes, the unpaid accrued interest and the unpaid registration payment liability have also been increased by the redemption premium formula described above, which resulted in accrued interest on the Series A and B Notes of $4,460,003 and a registration payment liability $5,327,478 at September 30, 2008.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Notes payable at September 30, 2008, and December 31, 2007, are summarized as follows:

	September 30	December 31,
	2008	2007
6% $8,975,000 Series A convertible promissory notes; due on demand	$72,725,000	$9,000,000
6% $3,250,000 Series B convertible promissory notes; due on demand	26,270,833	3,250,000
Note payable, bearing interest at prime plus 1.0% (8.25% at December 31, 2007); due March 2011	146,246	174,537
Note payable, bearing interest at prime plus 1.0% (8.25% at December 31, 2007); payable on demand	280,364	280,364
Note payable; bearing interest at 8.35%, due November 7, 2007; in default		28,950
Note payable to bank; secured by equipment; bearing interest at 8.75%:
payments due through 2010	9,689	13,637
Notes payable to a bank; secured by equipment; bearing interest at 6.75% to 7.75%; payments due through 2010		33,703
Notes payable, bearing interest at 5%; due September 1, 2007; in default	-	355,783
Note payable, bearing interest at 6%; payable on demand	-	76,476
Note payable to a bank; secured by equipment; bearing interest at 6.98%; payable in monthly installments of $4,841 through February 2014	265,185	289,328
Notes payable; bearing interest at 10%; unsecured; due on demand	1,380,000	1,140,000
Total Notes Payable	101,077,317	14,642,778
Less: Current portion	100,747,617	1,987,966
Long-Term Notes Payable	$329,700	$12,654,812

The fair value of notes payable was determined based upon their short-term redemption requirements and based upon current market interest rates and totaled $101,077,317 at September 30, 2008. Future annual maturities of notes payable as of September 30, 2008, were as follows:

Years Ending December 31:
2008	$100,680,582
2009	101,541
2010	111,896
2011	72,259
2012	57,019
Thereafter	54,020
Total	$101,077,317

Note 4. Derivative Warrant Liability

On March 31, 2008 the carrying value of the Series A and B promissory notes increased and their conversion prices decreased to a point that the Company does not have sufficient authorized, unissued shares of common stock to enable the conversion of the promissory notes and the exercise of outstanding warrants. Because the Company may be required to settle the outstanding warrants for cash, they became a derivative liability on March 31, 2008, and their fair value of $612,392 was reclassified from additional paid-in capital to a derivative liability.  The derivative has been included as part of current liabilities because the Company may be required to settle the derivative upon demand from the note holders.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Due to decreases in the market value of the Company’s common stock, the fair value of the derivative warrant liability decreased to $120,348 at September 30, 2008, which resulted in the recognition of a gain on the derivative liability valuation of $492,044 and $19,703 during the nine and  three months ended September 30, 2008, respectively. The fair value of the warrants at September 30, 2008, was determined using the Black-Scholes option pricing model with the following weighted-average assumptions: expected future volatility of 125%, risk-free interest rate of 2.79%, expected dividend yield of 0% and an expected life of 3.17 years. At September 30, 2008, there were 32,418,750 warrants outstanding that were exercisable at a weighted-average price of $0.92 per share. The weighted-average remaining contractual term was 3.17 years.

Note 5. Stock Compensation Plan

On February 2, 2007, the Company adopted a stock award plan (the “Plan”) and began awarding shares of common stock and shares of nonvested common stock to employees and consultants as compensation. The nonvested shares vest over periods ranging from immediately upon being issued to four years. If an employee terminates employment with the Company prior to the shares vesting, the nonvested portion of the shares are be forfeited and returned to the Company. As of September 30, 2008, employees holding 235,000 nonvested shares have terminated their employment with the Company but have not forfeited and returned those shares to the Company. The Company is at risk that it may not obtain back the forfeited shares. Accordingly, the Company has not accounted for those shares as forfeited.

Compensation related to the shares awarded is based upon the fair value of the awards on the dates awarded or modified as determined by the Black-Scholes option-pricing model applied to awards expected to vest and recognized by the graded-vesting method applied to awards expected to vest. Compensation expense related to nonvested shares held by terminated employees will be reversed when and if those shares are returned to the Company. The Company recognized $247,695 of related compensation expense during the nine months ended September 30, 2008, net of the effects of actual forfeitures of 167,000 nonvested shares.

A summary of the status of the Company’s nonvested shares of common stock as of September 30, 2008, and changes during the nine months then ended were as follows:

		Weighted-Average
		Award-Date
Nonvested Shares of Common Stock	Shares	Fair Value
Nonvested at December 31, 2007	6,072,000	$0.162
Vested	(4,067,200)	$0.146
Forfeited	(167,000)	$0.231
Nonvested at September 30, 2008	1,837,800	$0.169

As of September 30, 2008, there was $124,705 of unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.4 years from September 30, 2008. The total fair value of the shares that vested during the nine months ended September 2008 was $426,729.

Note 6. Common Stock

In January 2008, the Company issued 1,554,198 shares of its common stock as payment of interest on the Series A and B promissory notes payable. The shares were valued at $185,261, or $0.12 per share, based on the amount of accrued interest paid, which was greater than the market value of the common stock on the date issued.

In August, 2008, the Company received a Notice of Conversion from one of the Holders of Notes, seeking to convert $25,000 into common shares at $.02 per share.  The Company issued 1,250,000 as a result of such conversion.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 7. Deferred Income Taxes

Deferred income taxes consisted of the following:

	September 30,	December 31,
	2008	2007
Deferred Tax Liabilities
Property and equipment	$143,555	$205,078
Intangible assets	938,261	1,146,574
Stock-based compensation	95,660	-
Total Deferred Tax Liabilities	1,177,476	1,351,652
Deferred Tax Assets
Notes payable redemption premium	36,214,057	-
Allowance for doubtful accounts	53,769	67,882
Accrued consulting obligation	193,100	193,100
Accrued vacation compensation	81,286	83,718
Derivative warrant liability	46,478	-
Operating loss carryforwards	5,935,548	6,640,543
Total Deferred Tax Assets	42,524,238	6,985,243
Valuation Allowance	(41,346,762)	(5,633,591)
Net Deferred Tax Liability	$-	$-

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

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.  The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole.  This discussion should be read in conjunction with our financial statements as of September 30, 2008, and the year then ended and the notes accompanying those financial statements.

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

In the fall of 2006, the Tylerstone management began discussions with the management of nCoat, Inc.  These discussions and eventual negotiations considered the possible mutual interest between the parties for possible economic business opportunities because by becoming a wholly owned subsidiary of Tylerstone, our shareholders could get greater liquidity because Tylerstone’s common stock was publicly traded on the OTC Bulletin Board and Tylerstone would gain an operating subsidiary.

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

On February 14, 2007, the parties to the Agreement completed the final steps of that Agreement (the “Closing”) as contemplated by the Agreement. Pursuant to the terms of the Agreement, the Company acquired 11,554,545 shares of nCoat Auto’s Common Stock from all shareholders of nCoat Auto, which represented 100.0% of the issued and outstanding shares of nCoat Auto’s Common Stock, in exchange for 2,542,000 pre-split shares of the Company’s Common Stock, which represented 57.75% of the issued and outstanding shares of Company Common Stock.  As a part of the Agreement, our existing shareholders returned 750,000 outstanding pre-split shares of Company Common Stock for no consideration, which shares were canceled.  Within a few days of the formal closing, our forward split of the Common Stock, at a ratio of 20 to 1, was recognized by NASDAQ.

In connection with the Closing, Tylerstone changed its name to nCoat, Inc. As used in this Report, the terms “nCoat,” “Company,” and “Registrant” means nCoat, Inc., and its subsidiaries, taken as a whole, unless the context indicates otherwise. The historical financial information contained herein which relates to periods prior to the Closing refers to the historical financial information of the nCoat Auto.

Background and History of nCoat Auto and its Operating Subsidiaries and Affiliates

We specialize in nanotechnology research, licensing, and the commercialization, distribution and application of nano-formulated, as well as traditional, surface coatings. Our specialized coatings are used by the automotive, diesel engine, trucking, recreational vehicle, motorcycle, aerospace and oil and gas industries for heat management, corrosion resistance, friction reduction, bond strength and appearance. Operations are headquartered in Whitsett, North Carolina, along with our largest production facility. In addition, the Company has maintained satellite production facilities in Bluffdale, Utah; Tempe, Arizona; Oklahoma City, Oklahoma; Pascagoula, Mississippi; and Quakertown, Pennsylvania. As previously reported by us, we have historically had franchise agreements in France, New Zealand and Australia under which we have sold a minimal volume of its coatings to the franchisees. As of the date of this filing, the franchise agreements in Australia had been terminated either by the expiration of the original term of the franchise agreement or due to the closure of the franchisee’s business. We are currently evaluating restructuring the relationships with the operations in New Zealand and France.

nCoat Auto operated as an unincorporated association from September 25, 2004, until January 2005 when it was incorporated in Delaware under the name of NanoCoat, Inc. NanoCoat, Inc. was a development stage enterprise until it completed the acquisition of High Performance Coatings, Inc. (“HPC”) on September 30, 2005. In the fall of 2006, NanoCoat, Inc., in the interest of going forward with branding and other commercial marketing efforts, elected to change its name to nCoat, Inc., and then later to nCoat Automotive Group, Inc., to allow for the nCoat/Tylerstone merger.  From September 30, 2005, the date of the HPC acquisition, nCoat has been a fully operating company.

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

Our principal business strategy includes the following components:

Acquisitions.  We completed the acquisition of HPC and MCCI, which have given us a base of operations and market presence.  During the next three years, we plan to identify additional specific target companies for acquisition.  The high performance coating industry includes a number of “sub-niche” sectors, such as piston manufacturing and protection, lubritic dry film coatings, coating for weapons and military applications, gas and oil tools, valves and pipelines, marine applications, both in engine parts and anti-fouling technologies to name just a few.  The fragmentation of the industry provides us with a large number of small to medium size companies that we will investigate to determine our best additions to our first two acquisitions.

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

License Intellectual Property.  Within the next twelve months, we intend to enter into protective “field of use” licensing with some of the manufacturers that may be tier-one suppliers of large OEM companies or who deploy a distributed production model described above. However, unlike the distributed model where application expertise and management control are inherent elements of the model, our “field of use” license agreements supply proprietary coatings to third parties already applying coating at their plants.  The license agreements will be limited to targeted applications and industries and structured as joint ventures to avoid creating competition in our own current market space.

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

Acquisition of Jet-Hot

With respect to the acquisition of Jet-Hot, we believe key synergies to our business plan include:

1.         Jet-Hot and HPC had plants in Arizona that were approximately 10 miles apart. The plants were consolidated in the 4th quarter of 2007.
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

Company contact information

Our headquarters’ address is 7237 Pace Drive, P.O. Box 38, Whitsett, NC 27377, and our phone number is (336) 447-2000.

Results of Operations

Performance in First Nine Months of 2008 Compared to First Nine Months of 2007

Performance Overview

The comparative revenue for the nine months ending September 30, 2008, to September 30, 2007, shows an increase of $3,078,909.  The figure is attributable to acquisition of MCCI and the increase in HPC revenues despite the impact of the downturn in the economy.  According to industry sources, heavy-duty truck sales have fallen 42.5% for 2007.  One major truck manufacture reported a 71% decrease in year to year unit sales. Beginning in January 2007, our diesel engine manufacturing customers were required to introduce new engine platforms to meet new Environmental Protection Agency (EPA) requirements to lower harmful particulates in engine emissions in order to comply with Federal clean air standards. nCoat sells and applies coatings that aide diesel emissions systems to meet these new standards. The standards affected those engine platforms commencing in 2007 and the complete 2007 year was a period of “wait and see” as the new engineering was road-proven prior to the acceptance by the market.  The downturn of active new unit purchases was further affected by the dramatic increase in fuel prices which caused many fleet buyers to postpone expenditures in order to remain competitive.

Cost of Sales

Cost of sales as a percentage of sales decreased from 76% in the first nine months of 2007 to 62% the nine months ended September 30, 2008. With the acquisition of MCCI, we have increased the percentage of our business related to after market products, which typically have a higher margin than our OEM products.  In addition, we have undertaken lean manufacturing steps, to reduce our labor to revenue ratios.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2008, decreased by approximately $2,411,257 and decreased as a percentage of sales from 127% to 50% for the same period in 2007. One of the strongest contributors to this reduction was that the 2007 general and administrative expenses included costs related to our commencement as a public company and the associated costs.  In addition, Management has instituted a number of steps designed to reduce these expenses including:

1) Consolidation of the Arizona facilities and closing facilities in Mississippi which had led to higher usage of the existing capacity in the remaining facilities, reducing rents and eliminating redundant managerial positions.

2)  Increasing the effectiveness of communications and reducing unnecessary travel.

3)  Realigning upper management positions to more closely track the size and present revenues of the Company.  We had previously created an infrastructure which had been determined as necessary to operate the company had we received our expected financing. As quickly as it became apparent to management that financing efforts had stalled, we commenced steps to reduce the expanded infrastructure.

Sales and Marketing Expense

Sales and marketing expense for the nine months ended September 30, 2008, decreased by approximately $168,000, decreasing to 6% of sales compared to 13% for the same period in 2007.  Management has restructured the marketing and sales group, consolidated the MCCI sales to North Carolina and revamped its commission structures to allow for more effective sales efforts.

Interest Expense

Management’s greatest disappointment is that all of the significant positive changes that have been made to reach profitability have been overshadowed by the great impact seen in our financial reports of the interest expense which has been attributed to the contractual redemption premium computations.  We are in technical default under the terms of the Series A and Series B Promissory Notes and hence we must show the premium computed on a redemption right granted to the holders of the Notes. As of the date of this report, and as event subsequent to the end of the accounting period ending September 30, 2008, management has received demand from only one note holder for the redemption of its Series A note.  The note was originally issued May 31, 2007 with the face amount of $1,500,000.  The note holder has previously converted a portion of its note ($25,000) as reflected in the financial statements set forth herein.  The demand is for the remaining balance of the note of $1,475,000 plus interest of $232,183 multiplied by a 115% premium factor for a total demand of $1,963,209.  As of the date hereof, the demand has not been paid.  No other demand has been made by the remaining note holders for redemption of the Series A and B Notes. We have had no indication from the other Note holders of demand, or other negative impacts and are working to complete further negotiations with them in order to extinguish the triggering events which have lead to the accounting entries.

Earnings per Share

As a result of the share exchange transaction discussed in the Overview section above, exercise of warrants and conversion of debt the number of outstanding shares increased to 99,076,650 at September 30, 2008, and the weighted average shares increased from 73,222,808 at December 31, 2007, to 95,151,186 shares at September 30, 2008.

The Company incurred losses of $97,169,387, including the interest expense of $95,863,757 discussed above, and $ 23,440,334 including  $17,507,711 relating to the Notes during the nine months ended September 30, 2008, and September 30, 2007, respectively.

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

1.          Facilities – Following the acquisition of MCCI Jet –Hot ®, we consolidated the two plants located in Arizona into a single plant.  We have also consolidated our operations in Mississippi into our Oklahoma and North Carolina facilities.  As of the date of this report we are in the process of consolidating our Utah operations into Arizona and North Carolina, which will be reflected in future reporting.  We are exploring further plant consolidation to increase the use capacity in existing locations.  Although location consolidation provides for long-range savings, in some cases the additional one-time charges associated with such closure appear to affect earnings directly.

Our plans also call for a second OEM production line in late 2008 or early 2009 at a cost of approximately $750,000 for its installation. Another production line dedicated solely to our aftermarket production is slated in 2nd  quarter of 2009 at a cost of approximately $250,000 and a fourth production line, again for OEM, is planned for 4th quarter 2009 with a cost of approximately $1,000,000.

2.          Personnel - The Company has reduced the workforce from over 200 employees to approximately 124 employees.  This decrease comes from operating plants more efficiently and reducing management personnel which had been originally brought on to accommodate the accelerated growth projected with full funding.  We have focused on completion of Standard Operating Procedure documentation, preparation of information systems, accounting, human resource, production, communications, mixing and blending, strategic finance and other systems to accommodate rapid growth from internal and acquisition growth.

3.          Research and Development – Our expenditures for research and development was not specifically delineated in third quarter reporting in 2007, as it was a part of overall general and administrative expenses.  Our Annual Report for the year ended December 31, 2007, on Form 10K/A shows an annual figure of $604,149, which was computed at the end of 2007 in reallocating the general and administrative expenses relating to research and development.  Our expenditures for the first nine months of 2008 were $296,457.  The reduction reflects consolidation of facilities more than a reduction in emphasis.

4.          Financing - Expenses in the first nine months of 2007 and 2008 differ in nature.  In 2007 we experienced expenses relating to the money-raising process, including fees relating to engaging advisors to assist the Company in future financings and expenses related to creating the strategic relationships necessary to successfully execute the business plan.  In 2008, the majority of the expense involved in the financing relates to interest expense, particularly the dramatic accounting for the redemption premium.

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

In the final stages of the offering, after we had closed on the purchase of MCCI, a subscribed investor did not fund its portion of offering.  Our intended use of proceeds included retirement of debt and related accrued interest of $3,677,286; $5,000,000 for the acquisition of MCCI; payment of significant pre-offering liabilities and establishing a working capital reserve. The retirement of pre-offering liabilities and the working capital portion of the offering was not raised prior to our contractual obligation to close the offering.  This deficiency of the expected $3,500,000 in funding, combined with the seasonal lull in aftermarket and OEM revenues, has caused us to experience a significant liquidity crisis.  A number of our vendors have turned our account over to collection agencies and at September 30, 2008, we had accounts payable in excess of $2.0 million over 120 days past due.

At September 30, 2008 we were in technical breach of the Securities Purchase Agreement and the related Series A and B Convertible Notes and Registration Rights Agreement (collectively the “Note Agreement”). This technical breach is due to our failure to have the registration of the underling shares effective by the required filing date, failure to pay partial liquidated damages, failure to pay interest, and our failure to provide contractual notice to the Note holders as provided in the Note Agreement.

The Note Agreement provides that in the event of a triggering event, the holders are entitled to demand immediate redemption of all, or any portion of, the face value of the Series A Notes and Series B Notes, along with a redemption premium. This premium is the greater of i) 25% during the first 12 months or 15% thereafter or ii) the product of a multiplicand whose numerator is the stock price on the day of the default trigger event divided by the weighted market price at the beginning of each month thereafter. As a result, the full face value of the Notes and redemption premium are shown on our Balance Sheet as current liabilities at September 30, 2008. Demand has been made by one of the note holders for the redemption of an outstanding Series A note. The note was originally issued May 31, 2007 with the face amount of $1,500,000. The note holder has previously converted a portion of its note ($25,000) as reflected in the financial statements set forth herein. The demand is for the remaining balance of the note of $1,475,000 plus interest of $232,183 multiplied by a 115% premium factor for a total demand of $1,963,209. As of the date hereof, the demand has not been paid. No other demand has been made by the remaining note holders for redemption of the Series A and B Notes. We have had no indication from the other Note holders of demand, or other negative impacts and are working to complete further negotiations with them in order to extinguish the triggering events which have lead to the accounting entries.
Although there is no assurance that a waiver will be granted, or if granted the changes to the Note Agreement that would be required, we are negotiating the terms of a waiver of these breaches from the note holders. Any changes to the agreement or to accounting treatment described above will be reflected in subsequent periods.

We have been active in our attempt to reduce our losses and conserve cash.  We have had a reduction in work force and reduced the number of employees by more than 70.  Following the acquisition of MCCI, we consolidated our two Arizona facilities.  On August 31, 2007, certain salaried employees elected to defer all or a portion of their salaries totaling $75,825; on September 14, 2007, certain salaried employees elected to defer all or a portion of their salaries totaling $69,787.  On November 9, 2007, all salaried employees’ compensation, totaling $94,001, was deferred.  On January 3, 2008 certain salaried employees had $45,807 deferred, and on February 2, 2008, an additional $48,307 was deferred. We have limited travel and curtailed expenditures. In August, we closed our plant operations in Mississippi, sending the workflow to Oklahoma and North Carolina.  As of the date of this report, we were moving the Utah operations to the Arizona, Oklahoma and North Carolina plants.  The expenses and savings from this move will be reported in later periods.

At September 30, 2008, we had assets of $5,689,898 and liabilities of $116,648,548 including the redemption premium set forth above. Any amounts owed to related parties have no specific terms of repayment and bear no interest.

Off Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include operating leases for it production facilities and office space.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

None.

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

A material weakness is a significant deficiency or combination of significant deficiencies that results in a more than remote likelihood that a material misstatement in the annual or interim financial statements will not be prevented or detected.  A significant deficiency is a single deficiency or combination of deficiencies that results in a more than remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected. A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.   The Company had the following material weaknesses and significant deficiencies at December 31, 2007:

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

Remediation of Control Deficiencies, Material Weaknesses and Significant Deficiencies

We have implemented and will continue to implement changes to our processes to improve our internal control over financial reporting. The following steps have been taken subsequent to December 31, 2007, or are planned for the prior to the end of 2008, to remediate the conditions leading to the above stated deficiencies and weaknesses:

Remediation Efforts on Control Deficiencies

•
Management is presently seeking a Chief Financial Officer to replace James Dodd who retired on April 18, 2008.  The successful candidate will have the knowledge and training to undertake the development of an overall policy, procedure and governance document for Internal Control Standards.

•	Once the new Chief Financial Officer is named, he will be tasked by management to form a formal Audit Committee which will meet formally to implement and monitor the Standards created.
•	Management will work directly with its external auditors in evaluating and refining the Standards to meet current requirements.
•	Management will undertake training to better understand their responsibility for effective controls.

Remediation Efforts on the Internal Controls Surrounding the Financial Statement Closing Process

•	Use of standard general ledger entries.
•	Creation of procedures for subsidiary accounting system cut-off.
•	Use of a disclosure control checklist.
•	Completion of timely general ledger reconciliations in standard form.
•	Establish reporting deadlines for each period.

Remediation Efforts on Subsidiary inventory records

•	Inventory records for MMCI have already been redone, creating the basis for recording monthly changes.
•	Inventory records for nTech have already been redone, creating the basis for recording monthly changes.
•	Specific personnel have been designated to maintain these records.

Remediation Efforts on Stock Transfer records

•	At the time a new CFO shall be named, management will establish a specific procedure for tracking the need to issue new certificates.

Remediation Efforts on Point of sales

•	Formalization of appropriate documentation, including original purchase orders, plant tracking processes, shipping and invoicing shall be established at the time the new CFO is hired.
•	Separation of accounting processes to include separate individuals to handle intake, processing, invoicing and collecting on coating service fees.

Remediation Efforts on Cash and other Company Asset safekeeping

•	Cash on hand in any of the Company’s offices shall be limited to reasonable amounts necessary for petty cash purposes only.
•	Regular bank deposits are required at each location.

Remediation Efforts on Acquisition Accounting Integration

•	Financial recording delays and inaccuracies has been reduced by the Company’s use of a new integrated accounting software system that was implemented on January 1, 2008.

Changes in Internal Controls over Financial Reporting

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Jeffrey C. Holm et al. v. High Performance Coatings, Inc., Civil No. 080903021, Third Judicial District Court, Salt Lake County, State of Utah.  On February 20, 2008, Jeffrey Holm and Thunderchief Enterprises, LLC (collectively, the “Plaintiffs”) filed a complaint against High Performance Coatings, Inc., Nanocoat, Inc., Terry R. Holmes, Paul S. Clayson (collectively, the “nCoat Defendants”), and others, in connection with a stock purchase agreement, a consulting agreement, an escrow agreement, and other agreements between certain of the parties.  The Complaint brings claims for relief against the nCoat Defendants for breach of the consulting agreement, slander, tortious interference with economic relations, breach of the stock purchase agreement, declaratory relief relating to a non-compete agreement, and conversion.  The Plaintiffs seek damages from the nCoat Defendants of approximately $740,000, plus the return of certain designated personal property, together with damages to be proven at trial, punitive damages, fees, costs, and such other relief as the court deems appropriate.  The nCoat Defendants filed an Answer and Counter-claim against the Plaintiffs, and the Company intends to continue its vigorous defense and prosecution of its claims.

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

On August 18, 2008, the Company issued 1,250,000 shares of its common stock as the result of a partial conversion of a Note holder’s interest, reducing that Note by $25,000.

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

Item 3 – Defaults Upon Senior Securities

As set forth above, the Company is in technical breach of the underlying financing agreements until it obtains waivers similar to those described in the Annual Report on form 10-K/A filed by the Company on August 1, 2008. As of the date of this report, and with one event subsequent to the end of the accounting period ending September 30, 2008, there has been only one note holder that has given demand for the redemption of its Series A note.  The note which is the subject of the redemption demand was originally issued May 31, 2007,  with the face amount of $1,500,000.  The note holder has previously converted a portion of its note ($25,000) as reflected in the financial statements set forth herein.  The demand is for the remaining balance of the note of $1,475,000 plus interest of $232,183 multiplied by a 115% premium factor for a total demand of $1,963,209.  As of the date hereof, the demand had not been paid.  As of the date of this report, no other demand had been made by the remaining note holders for redemption of the Series A and B Notes. At the October 1, 2008, conversion price of $0.015 per share, the Series A and B Notes are convertible into 6,601,388,889 shares of common stock. However, there are only 400,923,350 authorized, unissued shares of common stock available and, therefore, the notes payable cannot all be converted.

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

nCoat, Inc
(Registrant)

Date: November 14, 2008	/s/ Paul Clayson
Paul Clayson
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2008	/s/ Paul Clayson
Paul Clayson
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)