Form 10-K
period 2008-12-31
nCoat, Inc.
filed 2009-04-15
CIK 1157443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008, or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 9, 2009  was approximately $459,355, calculated using a closing price of $.008 per share on April 9, 2009.  For purposes of this calculation, the registrant has included only the number of shares directly held by its officers and directors as of (and not counting shares beneficially owned on that date), in determining the shares held by non-affiliates.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act.  (Check one.)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

As of April 9, 2009, there were issued and outstanding 102,108,606 shares of our common stock.

nCoat, Inc.

2008 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

Part I
		Page

Item 1.	Business	3
Item 1A.	Risk Factors	10
Item 2.	Properties	19
Item 3.	Legal Proceedings	20
Item 4.	Submission of Matters to a Vote of Security Holders	20

Part II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6.	Selected Financial Data	22
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Item 8.	Financial Statements and Supplementary Data	25
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	41
Item 9A.	Controls and Procedures	41
Item 9B.	Other Information	44

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	44
Item 11.	Executive Compensation	46
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	49
Item 13.	Certain Relationships and Related Transactions, and Director Independence	51
Item 14.	Principal Accountant Fees and Services	52

Part IV

Item 15.	Exhibits and Financial Statement Schedules	56

THE FINANCIAL STATEMENTS INCLUDED HEREIN ARE NOT AUDITED. NCOAT HAS NOT ACCUMULATED ENOUGH CASH TO PAY THE AUDIT FEE TO COMPLETE THE AUDIT OF ITS 2008 FINANCIALS PRIOR TO SUBMISSION OF THIS REPORT. FOLLOWING PAYMENT OF THE AUDIT FEE, NCOAT AUDITORS WILL COMPLETE THE AUDIT AND NCOAT WILL FILE AN AMENDED FORM 10K.

PART I

ITEM 1. BUSINESS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES.  OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED BY nCOAT AND DISCUSSED IN THE FORWARD-LOOKING STATEMENTS.  FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED BELOW IN THE SECTION “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” IN THE SECTION ENTITLED “FORWARD-LOOKING STATEMENTS,” AND ELSEWHERE IN THIS ANNUAL REPORT.  WE DISCLAIM ANY INTENTION OR OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULTOF NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE.  THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS DOCUMENT.

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

On February 3, 2007, Tylerstone entered into a Share Exchange Agreement (the “Agreement”) with nCoat Auto (formerly known as nCoat, Inc.) for the purpose of acquiring all of the issued and outstanding shares of common stock of nCoat Auto, par value $0.001 per share (“nCoat Auto Common Stock”), in exchange for new shares of  Tylerstone’s common stock, par value $0.0001 per share (“Company Common Stock”).

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

nCoat is a technology development and business holding company. Through our subsidiaries, we develop, manufacture, distribute and service specialty nanotechnology coatings as well as traditional, surface coatings, designed to provide heat management, corrosion resistance, friction reduction, abrasion protection, porosity reduction, enhanced appearance, and bond strength.  Using nano-scale particles combined with proprietary binding technology, chemistry, and processes, we have developed surface treatment materials and processes that are used in a range of industries, including automotive, diesel engine, trucking, recreational vehicle, motorcycle, aerospace, and oil and gas industries.

As an integral part of our strategic plan, nCoat has acquired respected, customer-rich, coatings application companies in the fragmented high performance coatings industry and providing capital and nanotechnology-based product innovation to foster their growth. We then introduced our nano-coatings to the acquired company’s enterprise customers as the next generation of coatings technology. This acquisition process began in September 2005 with the acquisition of High Performance Coatings, Inc. (“HPC”) and continues with the acquisition of Metallic Ceramic Coatings, Inc. (“MCCI”), which has been doing business under the brand name of Jet-Hot®, in June 2007.

We are headquartered in Whitsett, North Carolina which includes our newest and largest production and mixing and blending plant which opened in October, 2006.  In addition to the North Carolina headquarters, HPC and MCCI currently operate additional production plants in Oklahoma City, Oklahoma; Tempe, Arizona; and Quakertown, Pennsylvania. nCoat also owns a third operating entity named  nTech, Inc. (“nTech”) which was formed to develop and hold proprietary intellectual property and to focus on executing our distributed production and licensing strategy. After acquisition of HPC and MCCI, nCoat operated ten manufacturing, administrative and mixing and blending facilities acquired in the transactions. The four current operating facilities  remain after operating plants in Arizona, Mississippi and Utah were closed and business and equipment was consolidated to the other plants to cut costs, increase operating efficiencies and reduce administrative oversight.

In preparation for anticipated growth through acquisitions and internal growth of existing operating entities, we incurred one-time expenses and capital expenditures in 2006 by adding facilities, personnel, systems and processes to support business growth and acquisition activities. In 2007 and 2008, following the transition and integration of our acquisition of MCCI, we began consolidation of administrative offices and satellite mixing and blending facilities to our North Carolina headquarters. In 2008, we closed the additional operating plants discussed above and closed the administrative offices and headquarters of MCCI in Pennsylvania and mixing and blending facilities in Pennsylvania and the HPC mixing and blending plant in Utah.

In September 2005, we acquired HPC, a 23-year old Oklahoma company that has specialized in thermal barrier, corrosion resistant, lubritic and appearance high performance coatings for the motor sports and other industries. Building on these race car roots, we have expanded HPC's customer markets specialized engines and exhaust systems for automotive aftermarket customers, to include corporate accounts of manufacturers of commercial trucks, recreational vehicles, defense applications, motorcycles, aerospace components, aviation parts, oil and gas industry suppliers, energy producers and other sophisticated users, while continuing to provide coatings and services to the after-market customer.  HPC offers highly competitive thermal, corrosion, abrasion, and porosity management coatings. HPC is a recognized brand in performance coatings for automotive applications. nCoat introduced its first nano-coatings applications to customers of HPC and achieved its first OEM customers for nano-formulated products in the first quarter of 2006, approximately four months after first introduced. Since that time, HPC has moved over 50% of its revenue to sales and application of nano-coatings.

In June 2007, we acquired Metallic Ceramic Coatings, Inc. (“MCCI”), which was founded in 1981 and incorporated in 1983.  At the time of the acquisition, MCCI’s corporate headquarters were located in King of Prussia, Pennsylvania. MCCI does business under their market brand, Jet-Hot. Jet-Hot was developed by MCCI under the trade name JET-HOT Coatings.  Now in their third generation of performance enhancements, JET-HOT offers thermal barrier and corrosion resistance coatings applied on autos and motorcycles ranging from street rods and dragsters to classics and exotics, snowmobiles and over-the-road trucks.  Jet-Hot also produces and applies coatings for improved durability, performance and appearance of manifolds, side pipes and valve covers.  In accelerated salt-spray tests conducted in accordance with ASTM B117, JET-HOT corrosion barrier coatings last over 14 times longer than chrome and more that 140 times longer than high-temperature paint, enduring more than 5,000 hours.

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

Jet-Hot continues to innovate new coatings to add to their intellectual property portfolio of trade secret formulas, processes and equipment. Formulas include proprietary nano-formulated and micron particulate coatings primarily focused on ceramic/metallic technology innovations. As of the end of 2008 Jet-Hot operates from two production factories in Pennsylvania and Arizona.

Collectively, nCoat’s subsidiaries now have over 9,000 customers presently being served by 116 employees.

The Coatings Industry

The general global coatings industry is a long-established, $30 billion market with multiple competitors. The commodity coatings market segment which encompasses more than 85% of the market includes those coatings that are typically within the paint, varnish, sizing, primers and other metal pre-treatment product families. This segment has been dominated by large multi-national companies. These companies include Akzo Nobel Coatings, PPG Industries, Sherman-Williams, ICI Paints, DuPont Coatings & Color Technologies Group, BASF Coatings AG, SigmaKalon Group BV, Valspar Corp., Nippon Paint Co. Ltd., Kansai Paint Co., and Ltd. RPM, Inc., making up the top ten in annual revenues.

In the fragmented high performance coatings sector, the number of companies developing and are utilizing nanotechnology in their commercialized formulations and processes is growing. Typically companies with nano-scale products are small start-up companies working to achieving initial commercialization. In 2008, Lux Research estimates that approximately $600 million of coatings that utilized nano-formulation were sold world-wide in 2008. Lux Research expects this market to grow to $6.5 billion by 2013. nCoat products incorporate traditional coatings with components and processes that include micron-sized solid particulates as well as nano-scale formulations with additional properties. A micron is one-millionth of a meter. A nanometer is one-billionth of a meter. Nano-scale coatings typically use nano-particles between 5 and 100 nanometers in size. The relative size of this new scale deals with particles and processes one thousand times smaller than the traditional coatings on the market today, allowing for combinations, properties and processes that provide additional protections and performance.

The competition in the nano and micron formulation high performance coatings industry, a market segment of more than $4.0 billion in annual revenues, is characterized by hundreds of small privately owned coatings companies with market share in several market segments. Most of the US firms are small, local or regional applicators, with many that use supplied third-party coatings. No single company dominates the marketplace. This is especially true in the automotive original equipment manufacturers (“OEM”) and aftermarket industries. Resulting from the relative small size of competitors in this market space, there is little product research and innovation and even less production innovation. HPC excels because of its research and engineering expertise. HPC and Jet-Hot are two of fewer than twenty-five companies that could be considered large enough to be known nationally.

Our Product and Service Focus

We have multiple high performance coating products using proprietary chemical formulations for coating metallic, ceramic, fabric and multiple other materials. These coatings provide functionality that currently solves costly problems in many industries that arise from technology advances. Key emerging problems to be solved by these coatings include; (i) high heat generated by higher speeds of machines, (ii) tensile strength and heat resistance of new composite materials, (iii) corrosion and abrasion occurring in new areas of exploration (space, high altitude, water, extreme temperature conditions, etc.), (iv) degradation of common metals from high acidic and heat conditions to meet new, aggressive federal pollution restrictions, (v) abrasion created by miniaturization through computerization, and (vi) materials degradation from high speed manufacturing systems causing heat, bonding, and (vii) oxidation of chrome which discolors chrome pipes as engine operations create heat soak.

Following is a chart showing some of nTech’s proprietary high performance coatings, their functionality and some of the markets in which these coatings are or can be used:

Product	Functionality	Markets(s)
H-Series - Hi-Per Coat	High temperature coatings engineered to provide outstanding corrosion protection. Nano and micron formulations.	Automotive OEM, Automotive Aftermarket, Aerospace, Defense, Gas/Oil Production, Petro-Chemical Industry, Recreation, Vehicles, Heavy Trucking, Trucking Aftermarket, Racing, Medical , Marine
R-Series Hi-Per Coat Extreme	High temperature coatings designed specifically for the glass industry.	Glass Industries, Medical, Marine, Communication/Computer, Beverage
E-Series Hi-Per Coat Extreme	High temperature coating engineered to provide thermal fatigue oxidation protection up to 2,200° F while reducing temperatures by 48%. Nano and micron formulations.	Automotive OEM, Automotive Aftermarket, Aerospace, Defense, Gas/Oil Production, Heavy Trucking, Racing, Marine, Heavy trucking and Diesel Engine manufacturing.
S-Series (Solid Dry Films)	Coatings engineered to reduce friction. Nano and micron formulations.
Automotive  Trucking, Diesel Engine, Motorcycle and Recreational Vehicle
OEM, Automotive,
Trucking, Diesel Engine, Motorcycle and Recreational Vehicle Aftermarket, Aerospace, Defense, Gas/Oil
Production, Petro-Chemical

N-Series	Nano-formulated coatings, equipment and processes for anti-porosity applications.	Automotive, Trucking, Diesel Engine, Motorcycle, Recreational Vehicle and Performance Racing OEM and aftermarket

While we will continue to sell our traditional high performance coating products, we will focus in the near term on disruptive  proprietary nanotechnology products developed at nTech to create highly differentiated market advantages and revenue from nano-formulated products.

We have two fairly distinct markets and market distribution approaches for each of these markets.  The “aftermarket” coatings segment of our business includes small dealers, distributors, and individual users of our products and services.  In most cases these are the hobbyist, the small race car or performance automobile owner.  Our marketing methods here are media presence: internet web pages, advertising in trade journals and hobbyist periodicals, sponsorship of performance racing cars and drivers, handling of plant walk-in traffic, word of mouth, educational opportunities with trade schools and organizations and other retail-oriented marketing.  The sale of services, coating or accessories is mostly regional to each of the plant locations. We generally receive the customer’s parts to be coated either by direct walk-in delivery or by normal mail or freight services.  After we complete the application process, we return the parts by the same methods.  Our OEM marketplace marketing is conducted in a manner that includes the media presence suggested above, however, we are much more involved with technical meetings with engineering staffs of the larger customer.  The main thrust of our OEM activities include direct contact by sales personnel, personal relationships and referral from other large companies.  With very few exceptions, the parts are truck shipped to the plant that will undertake the work, in most cases the closest plant to the customer.  Once the work is completed, the finished work is shipped back the same way.  We sell our coatings and ship finished work directly to customers, rather than through dealers or agents.

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

Our Customers

Prior to acquisition, our operating company’s business was originally based largely on the small individual customer ranging from a single automotive racing enthusiast building a race car, or rebuilding a classic car or crafting a street rod on weekends.  During the last three years we have expanded our market to include the regional tier one suppliers and OEM customers.  We now derive as much as 70% of our revenues from our OEM customer base of more than fifty separate accounts.  Currently, we are not dependent on one or a few major customers and no single customer represents more than 5% of our business. One reason we acquired MCCI, with its business emphasis in the aftermarket sector was to help us diversify our revenue base and industry concentration even further.

Sales and Marketing Efforts

Our sales efforts are focused on the auto-aftermarket industry, on the OEM industry and on Distributed Production opportunities. OEM sales prospects may be candidates for production at an HPC or MCCI plant or for on-site distributed production. Seven of our employees are responsible for sales and customer service.

Marketing efforts support all sales groups. Marketing activities include direct website sales, direct mail, trade shows, print advertising, internet advertising, racing sponsorships, public relations, collateral materials, and many others. Our marketing department is also responsible for corporate, division and product branding. Two of our employees are responsible for marketing.

In the fiscal year ended December 31, 2007 we spent $856,565 on sales and marketing efforts.  In the fiscal year ended December 31, 2008 we spent $645,280 on sales and marketing.

Our Research and Development

nTech is engaged in an active and extensive research and develop program focused both on continual improvement of existing coatings and development of new coatings products and binders, including nano-formulated coatings. Research is conducted and testing performed at our proprietary labs including North Carolina A&T State University, where we have signed a research collaboration agreement, and customer facilities.  In the fiscal year ended December 31, 2007 we spent $402,000 on research and development efforts.  In the fiscal year ended December 31, 2008 we spent $376,165 on research and development.  None of the expenses in these two categories has been borne directly by a customer or customers.  nTech is responsible for blending and mixing all coatings for HPC and Jet-Hot.

Our Intellectual Property

nTech holds more than 30 proprietary coatings trade secrets, patent pending and patents with the majority held as proprietary trade secret intellectual properties. In addition, nTech has applied for six new patents on nano-formulated coatings, the application processes and equipment used to formulate and apply those coatings. Two of these patents were granted in 2008, nTech is also under exploration for patents on additional nano-formulations, equipment and/or processes. nTech holds additional engineering trade secrets on processes, procedures and equipment used to formulate and apply non-nano coatings.

All key employees have signed confidentiality and non-competition agreements with us. In addition, all employees are obligated to protect our confidential information. Where appropriate for our business strategy, management will continue to take steps to protect intellectual property rights.

nTech coatings are mixed in-house at facilities secured separately from application production facilities and administrative offices. Formulations are kept in multiple secure facilities off-site. nTech personnel working with coatings formulations sign stringent non-disclosure, non-circumvention and assignment agreements with nTech. nTech does not conduct customer tours of mixing facilities. A limited number of nTech employees under non-disclosure and assignment agreements have access to and full knowledge of proprietary formulations.

Our Facilities

As of the date of this Report, nCoat and its subsidiaries operate in facilities in four states: North Carolina, Pennsylvania, Oklahoma and Arizona.

Competition

The general coatings industry is a long-established market with multiple competitors. The industry has grown from $9.2 billion in annual revenue 2000 to over $30 billion at year end 2008. The commodity coatings market segment (paint, varnish, sizing, metal pre-treatments, etc.) is dominated by large multi-national companies, such as Akzo Nobel Coatings, PPG Industries, Sherman-Williams, ICI Paints, DuPont Coatings & Color Technologies Group, BASF Coatings AG, SigmaKalon Group BV, Valspar Corp., Nippon Paint Co. Ltd., Kansai Paint Co., and Ltd. RPM, Inc., making up the top ten in annual revenues.

The high performance coatings market segment had aggregate revenues of over $4.0 billion in 2008 with annual growth of over 12%. Competition in the high performance coatings industry (sometimes referred to as durable equipment coatings or specialty coatings) is characterized by more than 600 small coatings companies in the U.S. with average revenue under $3,000,000 annually and small market share in several market segments. The European market has over 900 small coatings companies. Many of these companies have one to several revenue accounts with major multi-national companies who employ their services for performance coatings. There are few large performance coatings companies operating in these industries.  In the fragmented high performance coatings sector, the number of companies developing and are utilizing nanotechnology in their commercialized formulations and processes is growing. Typically companies with nano-scale products are small start-up companies working to achieving initial commercialization. In 2008, Lux Research estimates that approximately $600 million of coatings that utilized nano-formulation was sold world-wide in 2008. Lux Research expects this market to grow to $6.5 billion by 2013. nCoat products incorporate traditional coatings with components and processes that include micron-sized solid particulates as well as nano-scale formulations with additional properties. A micron is one-millionth of a meter. A nanometer is one-billionth of a meter. Nano-scale coatings typically use nano-particles between 5 and 100 nanometers in size. The relative size of this new scale deals with particles and processes one thousand times smaller than the traditional coatings on the market today, allowing for combinations, properties and processes that provide additional protections and performance. Companies claiming to have nano-coatings sold directly into nCoat’s automotive market space include Ecology Coatings, Starfire Systems, Nanovere and Mayaterials. We have never seen any of these competitors in any competition for an account. Competitors with micron formulated coatings operating in industries nCoat serves include Swain Tech, Lincoln Industries, NIC, Airborne, Calico, Nitroplate and Techline.

We compete with others in our market segment through a continued media presence: internet web pages, advertising in trade journals and hobbyist periodicals, handling of plant walk-in traffic, word of mouth, educational opportunities with trade schools and organizations, sponsorships of performance racing cars and drivers and other retail-oriented marketing.  The sale of aftermarket services, coating application or accessories is mostly regional to each of the plant locations. We generally receive the customer’s parts to be coated either by direct walk-in delivery or by normal mail or freight services.  After we complete the application process, we return the parts by the same methods.  Our OEM marketplace marketing is conducted in a manner that includes the media presence suggested above, however, we are much more involved with technical meetings with engineering staffs of the larger customer.  The main thrust of our activities in this market segment includes direct contact by sales personnel, personal relationships and referral from other large companies.  With very few exceptions, the parts are truck shipped to the plant that will undertake the work, in most cases the closest plant to the customer.  Once the work is completed, the finished work is shipped back the same way.  We sell our coatings and ship finished work directly to customers, rather than through dealers or agents.

Regulation

Governmental regulations, particularly those in the U.S. have had a two-edged impact on the coatings industry.  There have been increasing concerns for the environment with the passage of regulations which restrict the amount of volatile organic compounds (VOCs) which can be released with the manufacture and application of both commodity and high performance coatings.  There have been stricter regulations on the waste side of the coating manufacturing and application.  This continuing upward pressure on the formulations and applications of coatings has required the industry to seek “cleaner” methods, and environmentally safer coatings.  We have recognized these issues we are continually working to anticipate and adjust their proprietary formulation to meet the changing regulatory landscape.  Because of the far-reaching effect of the same environmental issues that manufacturers of trucks, equipment, engines, and others including nCoat’s present and potential customer base are seeking higher and better performance from the coatings available in the marketplace.  Recirculation of exhaust gases in internal combustion engines in attempt to lower the release of pollutants as mandated, has engine manufacturers seeking thermal and corrosion protection for engines now operating at hotter temperatures with increased corrosion because exhaust gases now introduced through the air intake systems.

Our operations are subject to the annual purchase and maintenance of permits allowing us to generate small amounts of potentially hazardous waste.  Any such waste is stored for a very short time at the respective plant and picked up for disposal by professional waste handlers.  The cost of the permits and the waste disposal for all of our operations is less than $10,000.00 a year.

In addition, nCoat may be subject to periodic routine inspections from the Environmental Protection Agency for VOC, nano-particle, air and water protection practices and the occupational Safety and Health Administration for workplace safety compliance.

Employees

As of December 31, 2008, we employed a total of approximately 116 persons in the United States. The follow table sets out the location and number of those employees:

Company	Location	Total
nCoat	North Carolina	14
	Utah	3
HPC	North Carolina	41
	Oklahoma	29
	Utah	6

nTech	North Carolina	4

MCCI	Pennsylvania	9
	Arizona	7
	North Carolina	3

TOTALS		116
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

RISKS RELATED TO NCOAT BUSINESS

nCoat has not completed an audit of its financial statements as of the date of the filing of this report.

As of the filing date of this report, nCoat has not been able to accumulate enough cash reserves to pay its public auditor to complete the audited of nCoat’s financials statements. No assurance can be made that nCoat will be able to pay the auditor in a timely manner to provide audited statements for investors to review.

nCoat has been in technical default on its debenture notes for over fifteen (15) months and owes substantial amounts of interest, penalties, liquidated damages and default fees to its debenture holders.

Because of cash shortfalls beginning in September, 2007, nCoat has not paid cash interest payment to its debenture holders since October, 2007. nCoat paid interest in stock for the third quarter of 2007, but has not paid interest in any form since. Subject to provisions of the documentation governing technical and/or actual default of the debenture financings, nCoat is subject to significant increases in interest rates, increases in principal owed, compounded penalties for non-payment of interest and principal, liquidated damages, and other penalties, many of which are tied to changes in nCoat’s public stock prices. With nCoat’s current stock price under $.01/share, penalties create exorbitant cash and stock penalties currently owed by nCoat to its debenture holders. While nCoat has been in continual contact with its debenture holders and is seeking a re-structure agreement favorable to both debenture holders and shareholders of nCoat, there can be no assurance that such and agreement will ever be completed and nCoat could be subject to a declaration of actual default and thereby be subject to partial or complete liquidation of its assets by debenture holders.

nCoat is seeking a restructure of its current debenture debt and agreements and must raise additional capital to accomplish this restructure.

As mentioned above herein, nCoat is in technical default on its current debenture financing. nCoat is seeking and attempting to negotiate a restructure of these debenture notes to provide a work out arrangement favorable to both current debenture holders and shareholders. To accomplish this restructure, nCoat must raise in the next twelve (12) months, additional capital satisfy negotiated demands of the current debenture holders and to pay aged accounts payables current owed by nCoat to its vendors. Capital raise to this end may (1) be accomplished in a debt instrument which will incur debt to the Company, and/or (2) be raised in an equity offering which may create significant dilution to current shareholders, or (3) not be completed at all. No assurance can be made the terms of the capital raise will provide enough capital to repay all Company debt or satisfy all current demand on the Company. There can be no assurance that nCoat will raise needed capital in time to forestall actual default of its debentures and subsequent possible liquidation of its assets.

Current global, national and local economic conditions have affected nCoat revenues in both aftermarket and OEM market sectors and these revenue decreases may continue for the foreseeable future.

Current global economic crisis world-wide in general and this crisis has had a dramatic negative impact on key industries from which nCoat derives a significant portion of its revenue and most of its profitability. Automotive revenues decreased in the fourth quarter of 2008 by 55% over same period revenues in 2007. Heavy duty truck sales have decreased 65% over 2007 and 2008 when compared with sales the two years previous. Consumer confidence and spending have decreased to levels not seen for the last 40 years. These factors have had a negative impact on nCoat revenues in both OEM and aftermarket market segments. nCoat total revenues in the fourth quarter of 2008 decreased 20% year over year with aftermarket sales decreasing over 40% in the same period. OEM sales decreased slightly during the period. nCoat expects additional decreases in OEM and aftermarket sales until automotive, trucking, motorcycle and aircraft sales begin to increase.

nCoat, HPC, and nTech  have a limited operating history.

We are company with limited operating history and experience.  nCoat, Inc. was also limited in its operating history prior to the merger with Tylerstone. It had acquired HPC, a company with a 23-year operating history with all but the last seven years in performance automotive markets. While HPC’s operating history in its historical primary market is very strong, commercial success in the new OEM markets is limited.  MCCI historical operating history is identical to that of HPC, nTech was formed three years ago and therefore has less operating history than nCoat or any of its other subsidiaries.  Therefore both the Company all its operating subsidiaries have a limited number of current customers in the new target markets. Further, both the Company and its operating subsidiaries have experienced the need to refocus manufacturing to handle increased volume of OEM orders, which has required significant corporate cash resources and required significant management talent to accomplish. This change led to reduced cash reserves for operations and management disruption to the core after-market business. In addition, activities necessary to transition and integrate acquired companies and to consolidate operating facilities, management, employees and systems have required significant capital and management and employee time and attention. Recent negative impacts of the global financial crisis and subsequent decreased nCoat revenues have also required management time and attention.  To meet its business plan, the Company will need to keep focused on business prospects, develop structured management and personnel responsibilities, and develop expansion plans for product development, production and customer services that can remain ahead of the prospective growth or shrinkage based on market conditions and financial status.

We will require substantial working capital to implement our business plan.

Projected success and growth are dependent on sufficient working capital to fund operations and product development. Management originally engaged investment bankers to assist in raising $20,000,000, of which $14,250,000 has been raised.  Included in the capital raise discussed earlier in this document is additional capital to sufficiently fund operations, fund expansion of sales efforts, fund expansion of production capacity and operations, fund the development and growth of our products mix, and the capital raise may include an additional $5,000,000 to $10,000,000 to allow us to acquire accretive companies.  All of these efforts are a part of our business strategic plan discussed herein.  There is no assurance that any such additional funds will be available or available on terms and conditions acceptable to the Company.  Further, if we are successful in raising such funds, there can be no assurance that such funds will be sufficient or that such operational activities will be successful within the anticipated timeframe. In such case, we could be required to seek additional investment on terms available in the marketplace, which could materially increase corporate indebtedness and subject us to high interest rates and/or dilute shareholders’ ownership positions. Furthermore, the failure to obtain additional working capital, if needed, could prevent us from achieving our business objectives.

We have incurred continuing losses, and we may not be able to operate profitably in the future

Through December 31, 2008, nCoat incurred losses totaling $ 327,363,281 and had negative shareholders’ equity of $363,448,350. If we are unable to attain profitability we may need to cease operations.

We are experiencing a significant liquidity crisis and we may not obtain sufficient funding to continue operations.

We are experiencing a significant liquidity crisis. A number of our vendors have turned our accounts over to collection agencies and at December 31, 2008, we had accounts payable in excess of $2.0 million over 120 days past due. At December 31, 2008, we had cash on hand of $42,000, and net trade receivables of $767,160. We do not generate sufficient cash from our operations in any given month to meet our financing expenses and fund our operations. We have an immediate need for financing to pay such overdue accounts and fund our operations. Because we generate only enough income to support our current operations, we need immediate financing of approximately $2,500,000 to pay aged payables and notes.. There can be no assurance such financing will be available, or available on terms acceptable to the Company. If we are unable to obtain such financing, we will be unable to pay our liabilities, and we may need to cease operations.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our financial statements for the year ended December 31, 2007

Because this document does not contain audited financial statements for 2008, we again include this note from our 2007 Form 10K.  Because we generated significant losses and required additional working capital to continue operations, our independent registered accounting firm included in its report for the year ended December 31, 2007 an explanatory paragraph to the effect that these conditions raised substantial doubt about our ability to continue as a going concern.

Our business strategy includes dependence on strategic partnerships with well-established corporations for business growth and development.

Our business strategy includes, among other elements the development of long-term strategic partnerships with well-established corporations.  These companies include large original equipment manufacturers (OEM’s) that build parts, engines, pistons, or other components in the automotive and marine fields with which we could leverage our business using their book of business, or brand identification in the industry.  We can not dictate to those companies their business activities regarding our partnership, however, we expect to enter into agreements that will allow us to influence the partnership for mutual success.   Our growth in this area of our business plan may be limited if we are either unable to identify and partner with these larger companies, or in the course of the partnership we are unable to execute our business plans.

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

The coatings industry includes large commodity coating providers, including BASF, Pittsburg Paint & Glass, and Sherwin-Williams to name three of the largest.  Although we are in a much smaller niche segment of the coatings industry which includes a large number of small and regional providers, these larger companies may elect to develop operations and marketing into our niche of high performance coatings.  These competitors possess greater capitalization, market presence and sales and distribution channels than the company and could, if they elected to directly compete, eliminate market advantages currently enjoyed by nCoat leading to significant loss of revenue and consequently lead to our failure.

Certain nCoat technologies are in the early stages of development.

While we do have marketable formulations that include formulas and coatings that we employ in generating revenues, we also have additional technologies that are not yet incorporated in our market mix.  Our business plan is based, in part, on our ability to create additional nanoparticle formulations that exceed the  performance of a number of our current coatings , as well as developing additional methods to improve the application process.   We are developing coatings with greater thermal protection capabilities, with methods that will allow us to create more plant throughput for our OEM volume clients and direct development of new materials that will provide higher levels of performance.  Some of our technologies are in an early stage of development. These technologies have not been extensively marketed or laboratory tested. In order to fully validate the commercial feasibility of the technologies, additional product research and development and extensive testing must be done.  Any failures experienced by our technologies while in product development could negatively impact our performance and ability to achieve our business objectives.

We may experience difficulty integrating future acquisitions.

One of the elements of our business strategy is to continue to acquire other coatings companies. With each of the potential target, we undertake extensive due diligence to understand all aspects of the acquisition target, including its history, management, markets, operations, marketing, sales, finance, personnel, assets, intellectual property, risks, reputation, strengths, weaknesses, opportunities, threats, and synergies, etc. of all domestic and international business operations. Experience has shown that discovering all of the issues inherent in an acquisition leading to total seamless operations between us and the acquired company is impossible.  We may, in the course of future acquisitions, meet unexpected difficulties in transitioning and integrating a new acquisition.  Areas of potential difficulty may including inexperience in certain markets, , reactions of management or employees of the acquired company, lack of anticipated synergy with our core business, and/or missing historical information.  Any of these issues may result in increased expenses, decreased revenues, loss of key personnel, or other impacts which could negatively affect the Company.  In each acquisition nCoat negotiates a holdback of a portion of the purchase consideration for a period of time as we integrate the operations of the acquisition. There can be no assurance that the amount held back will be sufficient to offset the losses or expenses incurred should problems arise.

Our processes and equipment are subject to the risk of unexpected failures.

Our manufacturing processes are extremely specialized and depend on critical pieces of equipment, such as air compressors, ovens, application machinery, conveyor systems, overhead cranes, vehicles, computer and communications systems and other machinery that may have to be repaired or replaced. On occasion, equipment may be out of service as a result of unanticipated failures which may result in material plant shutdowns or periods of reduced production with significant expense and time delay. Interruptions in production capabilities will inevitably increase production costs and reduce nCoat sales and earnings. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated natural or man-caused events such as fires, explosions, floods, natural disasters, adverse weather conditions, or other unforeseen conditions. Furthermore, any interruption in production capability may require us to make large capital expenditures to remedy the situation, which could have a negative effect on our profitability and cash flows. Although we have business interruption insurance, management cannot provide any assurance that the insurance will cover all losses that could occur as a result of the equipment failures. In addition, longer-term business disruption could result in a loss of customers. If this were to occur, future sales levels, and therefore profitability, could be adversely affected.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or “SOX 404”, the Securities and Exchange Commission or “SEC” adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. nCoat Auto was not subject to these requirements until the Closing. Anticipating the possible Agreement, both the Company and nCoat Auto have evaluated internal control systems in order to allow management to report thereon, and independent auditors to attest to, the Company’s internal controls as required by these requirements of SOX 404. Under current law, the Company was subject to these requirements beginning with the management report for the annual report for the fiscal year ending December 2007 and auditor attestation for the Company’s 2008 annual report. Management can provide no assurance that the Company will be able to comply with all of the requirements imposed thereby. There can be no assurance that the Company will receive a positive attestation from the independent auditors. In the event nCoat identifies significant deficiencies or material weaknesses in its internal controls that cannot remediated in a timely manner or management is unable to receive a positive attestation from the independent auditors with respect to the Company’s internal controls, investors and others may lose confidence in the reliability of the Company’s financial statements.

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

Paul Clayson, our Chief Executive Officer and Chairman of our Board and Terry R. Holmes, our President and Chief Operating Officer, serve as officers for other companies.  In addition to serving as our Chief Executive Officer and Chairman of our Board, Mr. Clayson also serves as the President and Chief Operating Officer and equity partner of Sequoia Pacific Research Company, Inc. a nanotechnology company that presently has no day-to-day operational activity.  Mr. Clayson devotes approximately 100% of his professional time, to our business. Mr. Holmes serves as Chief Executive Officer and Chairman of the Board of Telnetz, LLC, an ASP telephony and web service company and as Chief Executive Officer and Chairman of Sequoia Pacific Research Company, Inc. a nano-technology research, development and technology licensing company. In addition, he is involved with other minor business interests.  All of the businesses have little involvement on a day-to-day business effort Mr. Holmes devotes approximately 100% of his professional time to our business.  Messrs. Clayson’s and Holme’s involvement with other businesses have been handled after hours, and at time when there has been no conflict to date.  One of the risks we face, however, may be the point in time where outside business involvement may cause them to allocate their time and services between us and other entities. Consequently, they may give priority to other matters over our needs which may materially cause us to lose their services temporarily which could affect our operations and profitability.

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

As we are a new company in the public market, the market price for our shares is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

•	announcements of technological or competitive developments;

•	regulatory developments in target markets affecting the Company, customers or competitors;

•	announcements regarding patent litigation or the issuance of patents to the Company or its competitors;

•	announcements regarding new financings, acquisitions or other financial transactions;

•	announcements of studies and reports relating to the conversion efficiencies of anticipated products of the Company or those of its competitors;

•	Actual or anticipated fluctuations in nCoat quarterly operating results;

•	Changes in financial estimates by securities research analysts;

•	Changes in the economic performance or market valuations of other high performance coating industry companies;

•	Addition or departure of the Company’s executive officers and key personnel;

•	release or expiry of resale restrictions on other outstanding common shares;

•	sales or perceived sales of additional shares to raise working capital

•	global, national, regional or local economic conditions; and/or

•	multiple additional unforeseen factors.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also have a material adverse effect on the market price of the Company’s shares.

Our ownership is highly concentrated in a few individuals.

There is a large portion of our stock owned by few individuals. As seen in the section Security Ownership of Certain Beneficial Owners and Management, 45.5% of our present outstanding voting securities are beneficially owned by a few shareholders. As a result, they possess significant influence and can elect a majority of our board of directors and to authorize or prevent proposed significant corporate transactions. This concentrated ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer. In addition, we anticipate additional financing efforts in order to complete our business strategy. Some or all of such financing may be acquired by a single person or a relatively small group of persons that could have the effect of further concentrating the ownership.

Trading in our common stock is limited.

Our common stock is quoted on the Pink Sheet OTC Electronic Markets (“Pink Sheets”). The Pink Sheets is a significantly more limited market than the New York Stock Exchange or NASDAQ system or the OTC Bulletin Board. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of its common stock could depress the trading price of its common stock and could have a long-term adverse impact on our ability to raise capital in the future.

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

The table assumes the hypothetical exercise of all of the Series A Warrants at an exercise price of $1.00 per share, and a conversion of all of the principal of the Series A Notes at a conversion price of $.25 per share.  As a result, we would issue a total of 63,671,719 shares of our common stock, which constitutes approximately 66% of the number of shares issued and outstanding prior to such issuances.  In addition, there are shares underlying the Series B Notes and Warrants.  The dilution factor of this additional series increases the shares to 84,796,719 or 88% of the issued and outstanding.  Although there can be no guarantee that the Selling Shareholders will exercise the Series A Warrants or convert the Series A Notes, or the other holders of the Series B Notes and Warrants will exercise their warrants or convert their notes, should they choose to do so, holders of our common stock would experience substantial dilution of their interests and these factors may have a depressive effect upon the market price of our common stock.  The impact of the exercise of the warrants in both cases is less because the Company would receive additional capital in exchange for the issuance of the shares, however the number of shares, the dilution and the impact of per share earnings will be affected.  We have, for purposes of the table, not included the interest shares that may be payable under the terms of the Notes.   As it stands the agreements provide for the payment of interest by share if and only if those shares are registered.  To date the interest payments have been cash only.

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

The public trading market for our common stock is limited.  As of the date of this Report, our common stock was listed on the Pink Sheets.  Nevertheless, an established public trading market for our common stock may never develop or, if developed, it may not be able to be sustained.  The Pink Sheets is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than other markets.  Purchasers of our common stock therefore may have difficulty selling their shares should they desire to do so.

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

We lease 63,600 square feet of office and production space in Whitsett, North Carolina which houses our corporate headquarters and largest production facility.  Our monthly lease payment is $20,600 per month.  The terms of this lease expire
3/31/2011.

We lease 5,000 square feet of office space in King of Prussia, Pennsylvania which was formerly the corporate headquarters of MCCI.  We vacated this space March 31, 2008 and subsequently subleased the space.

We lease 9,830 square feet of office and production space in Quaker Town, Pennsylvania.  Our monthly lease payment is $7,896.  The terms of this lease expires on January 30, 2010.

We rent, on a month-to-month basis, property in Oklahoma City, Oklahoma, with a monthly payment of $1,250.

We rent, on a month-to-month basis, a property in Tempe, Arizona, with a monthly payment of $6,676.

We believe that our current leased and rented space is sufficient to meet our needs for the next 12 months and that the property is currently in acceptable condition.

The following table set forth a summary of these leases:

Company	Location	Office Space	Production Space	Total	Annual Rent expense	Expiration Date
nCoat	North Carolina	12,000		12,000	$247,200	3/31/11

HPC	North Carolina	*	51,600	51,600	**	3/31/11

	Oklahoma	*	17,000	17,000	$15,000	N/A (month-to-month)

nTech	North Carolina	****		0	**	3/31/11

MCCI	Pennsylvania	5,000		5,000	$65,000	12/31/10
	Pennsylvania	*	9,840	9,840	$34,949	1/30/10

	Arizona	*	15,000	15,000	$78,024	N/A (month-to-month)
TOTALS		17,000	93,440	110,440	$440,173

*Although the table does not show office space in a number of the facilities, operational management personnel have offices within the site and the square footage set forth as production space includes these amounts.

** The North Carolina location lease encompasses nCoat, HPC and nTech under a single lease with an annual rent expense of $247,200.

**** nTech’s office personnel are presently sharing office space within the nCoat office space listed.

We believe that the facilities are well maintained, and are generally suitable and adequate for our current and projected operating needs.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of the date of this Report, with the exception of the case cited below, which has been resolved subsequent to the close of our fiscal year, we were not aware of any such legal proceedings or claims against the Company or its subsidiaries that management believes will have a material adverse affect on business development, financial condition or operating results.

Jeffrey C. Holm et al. v. High Performance Coatings, Inc., Civil No. 080903021, Third Judicial District Court, Salt Lake County, State of Utah.  On February 20, 2008, Jeffrey Holm and Thunderchief Enterprises, LLC (collectively, the “Plaintiffs”) filed a complaint against High Performance Coatings, Inc., Nanocoat, Inc., Terry R. Holmes, Paul S. Clayson (collectively, the “nCoat Defendants”), and others, in connection with a stock purchase agreement, a consulting agreement, an escrow agreement, and other agreements between certain of the parties.  The Complaint brings claims for relief against the nCoat Defendants for breach of the consulting agreement, slander, tortuous interference with economic relations, breach of the stock purchase agreement, declaratory relief relating to a non-compete agreement, and conversion.  The Plaintiffs sought damages from the nCoat Defendants of approximately $740,000, plus the return of certain designated personal property, together with damages to be proven at trial, punitive damages, fees, costs, and such other relief as the court deems appropriate.  The nCoat Defendants filed an Answer and Counter-claim against the Plaintiffs for breach of contract, defamation, tortuous interference, violations of Utah Uniform Securities Act, common law fraud and misrepresentation, and declaratory relief and the Company continued its vigorous defense and prosecution of its claims throughout 2008.

As of January 2009, a settlement was reached whereby nCoat released the previously escrowed funds associated with the HPC purchase originally scheduled for release to Holm in August, 2008 and Jeffrey C. Holm dismissed with prejudice his civil suit against the Company and agreed to a two year non-compete agreement and the Company dismissed with prejudice its counterclaim against Holm.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock trades on the Pink Sheets OTC Electronics markets under the symbol NCOA.pk.  The following table sets forth the prices of our common stock as reported and summarized on the Pink Sheets since February 22, 2007.  These prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended	High Bid	Low Bid
2007 First Quarter	$1.0900	$0.5900
2007 Second Quarter	$1.0500	$0.6500
2007 Third Quarter	$0.7300	$0.3600
2007 Fourth Quarter	$0.5250	$0.1000

2008 First Quarter	$0.2300	$0.5000
2008 Second Quarter	$0.0520	$0.0150
2008 Third Quarter	$0.0340	$0.1000
2008 Fourth Quarter	$0.0150	$0.0011

2009 First Quarter	$0.0040	$0.0015

As of April 14, 2009, we had approximately 105 shareholders of holding 102,108,606 shares of common stock.

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

        On December 1, 2008, the Company issued 3,031,956 share of its common stock as the result of a partial conversion of a Note holder’s interest, reducing the Note by $10,000.

There have been no repurchases of equity securities by nCoat during the years ended December 31, 2008 or 2007.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial information set forth below is derived from our consolidated balance sheets and statements of operations as of and for the years ended December 31, 2008 and December 31, 2007    While the information for 2008 has been developed using Generally Accepted Accounting Practices (GAAP), this information has not yet been audited by outside accounting firm.  The information through the third quarter has been reviewed, however, as of this date, year end audit has not taken place.  The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in this Report.

nCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31	December 31,
	2008	2007
ASSETS	(Unaudited)
Current Assets
Cash	$42,134	$295,961
Trade receivables, net	767,160	934,337
Inventory	88,778	172,477
Other current assets	99,281	62,449
Deferred income tax assets	-	151,600
Total Current Assets	997,353	1,616,824
Property and Equipment, net	1,677,037	2,233,189
Intangible Assets, net	2,375,091	2,968,864
Total Assets	$5,049,481	$6,818,877

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$3,476,203	$2,212,663
Accrued liabilities	794,571	2,355,956
Accrued Interest	17,872,582
Accrued Registration Liability	23,358,690
Deferred revenue	759,176	-
Current portion of notes payable	298,734,128	1,987,966
Derivative Premium Payable	120,348	-
Accrued consulting obligation	500,000	500,000
Current portion of obligations under capital leases	121,988	153,540
Total Current Liabilities	345,737,686	7,210,125
Long-Term Liabilities
Notes payable, net of current portion	150,322	12,654,812
Obligations under capital leases , net of current portion	206,112	328,193
Deferred income taxes	97,262	260,575
Total Long-Term Liabilities	453,696	13,243,580
Stockholders' Equity (Deficit)
Common stock - $0.0001 par value; 500,000,000 shares authorized;
102,108,606 shares and 96,439,452 shares outstanding, respectively	10,211	9,644
Additional paid-in capital	22,295,667	22,440,669
Accumulated deficit	(363,447,779)	(36,085,141)
Total Stockholders' Equity (Deficit)	(341,141,901)	(13,634,828)
Total Liabilities and Stockholders' Equity (Deficit)	$5,049,481	$6,818,877

n COAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Twelve Months Ended
	December 31		December 31
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Net Sales	$1,695,214	$2,539,214	$9,901,588	$5,127,465
Cost of Goods Sold	1,331,644	1,625,074	6,420,227	3,881,462
Gross Profit	363,570	914,140	3,481,361	1,246,003
Operating Expenses
General and Administrative Expense	986,056	2,260,084	5,496,474	6,518,916
Research and Development Costs	79,709	-	376,165	-
Sales and Marketing Expenses	153,930	363,536	645,280	659,710
Total Operating Expenses	1,219,695	2,623,620	6,517,919	7,178,626
(Loss) from Operations	(856,125)	(1,709,480)	(3,036,558)	(5,932,623)
Redemption premium interest expense	(231,574,115)	(16,544,198)	(324,748,542)	(17,507,711)
Other Interest expense	---		(69,582)
Gain on derivative liability valuation	---	-	492,044	-
Net Loss	$(232,430,240)	$(18,253,678)	$(327,362,638)	$(23,440,334)

Basic and Diluted Loss per Share	$(0.01)	$(0.20)	$(3.34)	$(0.30)
Basic and Diluted Weighted-Average
Shares Outstanding	98,045,014	89,496,127	98,045,014	78,618,770

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT ON FORM 10-K CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES.  ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED BY NCOAT AND DISCUSSED IN THE FORWARD-LOOKING STATEMENTS.  WHEN USED IN THIS ANNUAL REPORT, WORDS SUCH AS "BELIEVES," "EXPECTS," "INTENDS," "PLANS," "ANTICIPATES," "ESTIMATES," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, ALTHOUGH THERE MAY BE CERTAIN FORWARD-LOOKING STATEMENTS NOT ACCOMPANIED BY SUCH EXPRESSIONS.  ADDITIONALLY, STATEMENTS THAT RELATE TO THE FUTURE BUSINESS DEVELOPMENT, FINANCIAL PROJECTIONS, CAPITAL RAISING, CAPITAL REQUIRMENTS, GROWTH OF MARKETS OR CUSTOMER BASES, OR FUTURE BUSINESS COMBINATIONS MAY ALSO INCLUDE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED BELOW IN THE SECTION ENTITLED "INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS" AND UNDER THE HEADING "CERTAIN SIGNIFICANT RISK FACTORS," ABOVE.  NCOAT, INC., SPECIFICALLY DISCLAIMS ANY OBLIGATION OR INTENTION TO UPDATE ANY FORWARD LOOKING STATEMENT.

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

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.  The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole.  This discussion should be read in conjunction with our financial statements as of December 31, 2008, and the year then ended and the notes accompanying those financial statements.

Overview

Our principal business strategy includes the following components:

Acquisitions.  We completed the acquisition, transition and integration of HPC and MCCI which have given us a base of operations and market presence.  During the next three years, we will identify additional specific target companies for acquisition.  The high performance coating industry includes a number of “sub-niche” sectors, such as corrosion and thermal management coatings solar and alternative energy equipment manufacturing, thermal and corrosion management coatings for orbital and non-orbital aircraft and aircraft engine manufacturing, self-healing coatings for continuous corrosion management, hard-face coatings for the gas and oil and aerospace industries, piston manufacturing and protection, lubritic dry film coatings, anti-porosity/anti-oxidation coatings, conformal coatings used to control corrosion and fugitive dust on printed circuit boards and microchips, gas and oil tools, valves and pipelines, marine applications for engine parts and anti-fouling technologies to name just a few.  The fragmentation of the industry provides us with a large number of small to medium size companies that we will investigate to determine our both synergies and diversification with respect to our first two acquisitions.

Internal Organic Growth. We have already taken the existing “book of business” of our two subsidiaries and introduced into it additional products, both as cross sales from the sister company’s product lines as well as the introduction of nano-formulated coatings.  Operationally we have created common core formulations that represent the best-of-breed from all sources acquired or owned. Our emphasis on the after-market retail customer is one of the two major segments of our business.  In additional to the aftermarket sector, we continue to develop customers in the OEM market segment. A strong source for internal organic growth in the next three years is the continued emphasis by the manufacturers of diesel, gasoline and hybrid fueled engines to meet demanding environmental requirements imposed on their respective industries as we seek to improve emissions, fuel economy and safety.

Distributed Model Development. The “distributed” business model is our establishment of on-site coatings application as part of the assembly-line process within the manufacturing and/or assembly process of a large customer.  nCoat current has one OEM customer employing a distributed model and continue to have discussions with others.  The savings on handling, shipping, inventory, logistics management and other similar expenses that comes from having the on-site “plant” is the principle benefit for our larger customers.
Licensing Intellectual Property.  We continue to enter into protective “field of use” licensing with manufacturers that are tier-one suppliers of large OEM companies or who deploy a distributed production model described above. However, unlike the distributed model where application expertise and management control are inherent elements of the model, our “field of use” license agreements supply proprietary coatings to third parties already applying coating at their plants.  The license agreements will be limited to targeted applications and industries and structured as joint ventures to avoid creating competition in our own current market space.

Strengthen nTech's research and development efforts. On January 15, 2008, nCoat announced that North Carolina Agricultural and Technical State University (NC A&T) in Greensboro, North Carolina, and nCoat Inc. had established a technical collaboration agreement for characterization and development of nanotechnology based materials and industrial coatings. The Memorandum of Understanding (“MOU”) was signed December 20th, 2007 with the Division of Research and Economic Development at the university’s campus in Greensboro, North Carolina. Under the MOU, nCoat collaborates with NC A&T’s Center for Advanced Materials and Smart Structures (CAMSS) in areas of advanced composites, carbon nanotubes, nano enhanced slurry coatings and metallic degradation from extreme thermal and chemical environments. CAMSS has a track record in nano-science based advanced materials as applied to thin film research, nano-composites, tribological and environmental coatings.

CAMSS is an extensively equipped and staffed materials research facility located on the campus of NC A&T in Greensboro a few miles from nCoat’s location in Whitsett. CAMSS is a NC A&T-wide umbrella center receiving support from the National Science Foundation (Center for Research Excellence in Science and Technology), Department of Energy, Department of Defense (Center for Nanoscience and Nanomaterials), Air Force, and many industries. The center has extensive nano characterization equipment including recent multiple innovations in atomic and electron scanning microscopy and optical technologies. NC A&T has been recognized as one of the leading nano materials research and development centers in the United States.

The agreement outlines joint efforts between nCoat and NC A&T to identify, characterize, develop and commercialize new nano technology enhancements for functional coatings and materials with applications in aerospace, medical, energy, automotive, industrial, textile, advance composites, diesel engine applications and other industries.

Among other activities, the MOU is intended to establish a framework for conceptualization and implementation of R&D projects with subsequent commercialization. The agreement outlines governance of jointly and separately developed intellectual property and potential patent alliances for inventions. The agreement is also designed to establish joint revenues through technology licensing for commercial applications.

Some of the initial collaborative commercialization activities will be in the nano-structured surface engineered systems to improve thermal barrier, corrosion, tribological properties, biocompatibility and creating surface technologies that create a cleaner environment. The MOU also allows nCoat to collaborate with CAMSS on testing, prototyping and development of materials specific to enhancing industry needs.

This agreement and others under discussion with outside research and development groups, including technology transfer offices of universities, private laboratories and other small start-up technology companies are designed to continue to strengthen and exploit our research and development capacities while reducing R&D costs.   All of nTech’s research activities are focused on projects that can show commercialization within three to six months, rather than long term R&D projects. Many research projects are driven by direct requests from customers seeking immediate solutions to immediate critical problems.

Acquisitions

Management believes that there is a strategic acquisition opportunities resulting from the market dynamics of the high performance coatings markets. Acquisitions of HPC and Jet-Hot have further validated our strategic research. We expect to search for, complete due diligence on and acquire other coatings companies that (i) have a customer base that includes enterprise level customers in a mature market, (ii) enjoy strong and stable market presence in our targeted primary markets, (iii) are profitable, (iv) have a brand presence similar to HPC, and Jet-Hot, and (v) have an existing product mix whose performance and functionality can be significantly improved by the integration of nanotechnology know-how.

Acquisition of Jet-Hot

With respect to the acquisition of Jet-Hot, we have realized key synergies which include:

1.         Jet-Hot had a plant in Arizona as does HPC. The plants are about 10 miles apart. These were consolidated into a single location.
2.         Jet-Hot plants are built for high through-put and packaging of individual aftermarket production. HPC plants are built for high volume of OEM parts production.
3.         Two corporate headquarters existed. The accounting, human resources, legal, purchasing, sales and marketing, R&D and company management were consolidated into our North Carolina headquarter.
4.         HPC and JET-HOT sales and marketing groups were consolidated for maximum production and efficiency, including advertising budgets.
5.        R&D and technical services were consolidated to nTech, for efficiency and intellectual synergies.
6.         HPC and JET-HOT sales prospects include many of the same names, including several where the two companies are the only two competitors for the account. This list was sorted into HPC and MCCI responsibilities, creating a non-competing sales effort.
7.         We have acquired sufficient market and operational experience to realize that a single coating entity has a competitive disadvantage in attempting to create high volume productions of both aftermarket parts and OEM parts.  The addition of MCCI allows us to create focused plants for each of our major market sectors.
8.         Competition between MCCI and HPC for stand-alone coatings sales (no applications services) has been eliminated and we are carrying “best of breed” coating from each area in which we have needs.
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

ITEM 8.                               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

25

nCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31	December 31,
	2008	2007
ASSETS	(Unaudited)
Current Assets
Cash	$42,134	$295,961
Trade receivables, net	767,160	934,337
Inventory	88,778	172,477
Other current assets	99,281	62,449
Deferred income tax assets	-	151,600
Total Current Assets	997,353	1,616,824
Property and Equipment, net	1,677,037	2,233,189
Intangible Assets, net	2,375,091	2,968,864
Total Assets	$5,049,481	$6,818,877

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$3,476,203	$2,212,663
Accrued liabilities	794,571	2,355,956
Accrued Interest	17,872,582
Accrued Registration Liability	23,358,690
Deferred revenue	759,176	-
Current portion of notes payable	298,734,128	1,987,966
Derivative Premium Payable	120,348	-
Accrued consulting obligation	500,000	500,000
Current portion of obligations under capital leases	121,988	153,540
Total Current Liabilities	345,737,686	7,210,125
Long-Term Liabilities
Notes payable, net of current portion	150,322	12,654,812
Obligations under capital leases , net of current portion	206,112	328,193
Deferred income taxes	97,262	260,575
Total Long-Term Liabilities	453,696	13,243,580
Stockholders' Equity (Deficit)
Common stock - $0.0001 par value; 500,000,000 shares authorized;
102,108,606 shares and 96,439,452 shares outstanding, respectively	10,211	9,644
Additional paid-in capital	22,295,667	22,440,669
Accumulated deficit	(363,447,779)	(36,085,141)
Total Stockholders' Equity (Deficit)	(341,141,901)	(13,634,828)
Total Liabilities and Stockholders' Equity (Deficit)	$5,049,481	$6,818,877

n COAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Twelve Months Ended
	December 31		December 31
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Net Sales	$1,695,214	$2,539,214	$9,901,588	$5,127,465
Cost of Goods Sold	1,331,644	1,625,074	6,420,227	3,881,462
Gross Profit	363,570	914,140	3,481,361	1,246,003
Operating Expenses
General and Administrative Expense	986,056	2,260,084	5,496,474	6,518,916
Research and Development Costs	79,709	-	376,165	-
Sales and Marketing Expenses	153,930	363,536	645,280	659,710
Total Operating Expenses	1,219,695	2,623,620	6,517,919	7,178,626
(Loss) from Operations	(856,125)	(1,709,480)	(3,036,558)	(5,932,623)
Redemption premium interest expense	(231,574,115)	(16,544,198)	(324,748,542)	(17,507,711)
Other Interest expense	---		(69,582)
Gain on derivative liability valuation	---	-	492,044	-
Net Loss	$(232,430,240)	$(18,253,678)	$(327,362,638)	$(23,440,334)

Basic and Diluted Loss per Share	$(0.01)	$(0.20)	$(3.34)	$(0.30)
Basic and Diluted Weighted-Average
Shares Outstanding	98,045,014	89,496,127	98,045,014	78,618,770

nCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2007	96,439,452	$9,644	$22,440,669	$(36,085,141)	$(13,634,828)

Shares issued upon conversion of accrued interest	1,554,198	155	185,106		185,261
Compensation related to vested and
nonvested shares issued to employees,
net of forfeitures	(167,000)	(16)	247,712		247,696
Reclassification of fair value of warrants
to derivative liability.			(612,392)		(612,392)
Partial conversion of convertible note	1,250,000	125	24,875		25,000
Conversion of convertible note	3,031,956	303	9,697		10,000
Net Loss				(327,362,638)	(327,362,638)
Balance - December 31, 2008(Unaudited)	102,108,606	$10,211	$22,295,667	$(363,447,779)	$(341,141,901)

nCOAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended
	December 31,
	2008	2007
	(Unaudited)

Cash Flows From Operating Activities
Net loss	$(327,362,638)	$(23,440,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	599,232	316,449
Amortization of intangible assets	593,772	520,940
Amortization of discount and deferred loan costs and accretion of notes payable		16,443,286
Compensation expense paid by issuance of common stock	247,696	1,222,044
Redemption premium on notes payable recognized as interest expense	325,753,121
Gain on derivative warrant liability	(492,044)
Changes in assets and liabilities:
Accounts receivable	167,177	388,135
Inventory	83,699	(12,986)
Other current assets	114,768	(46,415)
Accounts payable	1,263,540	640,322
Deferred revenue	759,176
Accrued liabilities	(1,441,037)	150,028
Net Cash Provided by Operating Activities	286,462	(3,818,531)
Cash Flows From Investing Activities
Purchase of property and equipment	(43,080)	(9,487)
Payment for purchase MCC Inc., net of cash acquired	-	(4,931,220)
Net Cash Used in Investing Activities	(43,080)	(4,940,707)
Cash Flows From Financing Activities
Proceeds from issuance of notes payable	500,000	5,530,554
Proceeds from issuance of warrants, net of offering costs paid	-	6,654,165
Deferred income taxes	(163,313)
Changes in stock and paid-in-capital	(144,435)
Principal payments on notes payable	(535,828)	(3,356,373)
Principal payments under capital lease obligations	(153,633)	(96,469)
Net Cash Used in Financing Activities	(497,209)	8,731,877
Net Increase (Decrease) in Cash	(253,827)	(27,361)
Cash At Beginning of Period	295,961	63,437
Cash At End of Period	$42,134	$36,076
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$489,910	$986,244

Schedule of Noncash Investing and Financing Activities
Common stock issued upon conversion of accrued interest	$185,261	$-
Notes payable issued for the purchase of equipment and insurance	-	83,158
Reclassification of the fair value of derivative warrant liability	612,392	-
Common stock issued upon conversion of notes payable	25,000	-

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 1. Basis of Presentation and Description of Business

Financial Statements - The accompanying unaudited annual condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for condensed financial information and with the instructions to Form 10-K for Small Businesses.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the year ended December 31, 2008 are not necessarily indicative of the results that may be expected for any future periods.

Nature of Operations - nCoat, Inc. and its subsidiaries specialize in nanotechnology research, licensing, and the commercialization, distribution and application of nano as well as multiple non-nano surface coatings. The Company’s specialized coatings are used by the automotive, diesel engine, trucking, recreational vehicle, motorcycle, aerospace and oil and gas industries for heat management, corrosion resistance, friction reduction, bond strength and appearance.  Corporate offices and operations headquarters are located in Whitsett, North Carolina and application operations are conducted at facilities located in Oklahoma City, Oklahoma; Quaker Town, Pennsylvania; Tempe, Arizona; and Whitsett, North Carolina.

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

Business Condition – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $327,362,638 and $23,440,334 and generating $286,462 and using $3,818,531 of cash in operating activities during the years ended December 31, 2008 and 2007 respectively.  The Company has experienced losses from operations since inception and has an accumulated deficit of $363,447,779 as of December 31, 2008. At December 31, 2008, the Company had a working capital deficiency of $341,141,901. Based on current operations, cash flows from operations were positive for the second half of calendar year 2008.  As of December 31, 2008, the Company’s principal sources of liquidity was  $767,160 of trade accounts receivable while current liabilities totaled $345,737,686 at that date. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Licensing Revenue Recognition – Fees received from licensing the Company’s technology to customers is recognized over the term of the license agreements. Licensing fees received prior to recognition are accounted for as deferred revenue. Sales revenue excludes lease payments made by customers on facilities used by the Company.

Loss Per Common Share – Basic loss per share is computed by dividing net loss for the period by the weighted-average number of common shares outstanding. The nonvested common shares issued as employee compensation are excluded from the calculation of basic loss per share. Diluted loss per share reflects dilutive potential common shares outstanding during the period. During the twelve months ended December 31 2008, the following anti-dilutive potential common share were excluded from the calculation of diluted loss per share: 1,837,800 nonvested shares of common stock; 6,601,388,889 shares of common stock issuable upon conversion of notes payable; 32,418,750 shares of common stock issuable upon the exercise of warrants.  During the twelve months ended December 31, 2007, potential common shares consisted of 6,396,500 nonvested shares of common stock; 42,534,722 shares of common stoc issueable upon conversion of notes payable; 32,418,750 shares of common stock issuble upon the exercise of warrants.

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

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 4.  Property and Equipment

	December 31,	December 31,
	2008	2007
Machinery and equipment	$2,099,839	$2,051,761
Computer and office equipment	118,959	118,959
Furniture and fixtures	55,205	55,205
Vehicles	158,182	158,182
Leasehold improvements	609,138	609,138
Total Property and Equipment	3,041,323	2,993,245
Less: Accumulated depreciation	791,543	765,055
Net Property and Equipment	$2,249,780	$2,228,190

Note 5.  Intangible Assets

	HPC, Inc.	MCCI, Inc	Total
Original Balance	3,991,444	5,393,429	9,384,873
Impairment 12/31/2007	(1,841,977)	(4,574,033)	(6,416,010)
Adjusted Balance 12/31/2008	2,149,467	819,396	2,968,863
Accumulated Amortization	(429,893)	(163,879)	(593,772)
Net Book Balance 12/31/2008	1,719,574	655,517	2,375,091

No additional impairment was taken since the IP and formulas have become even more important and valualbe due to the uniqueness of our preocesses.

Impairment of Intangible Assets – The Company is required to review the fair market carrying values of intangible assets regularly and evaluate them either through a formal evaluation undertaken by an independent third-party valuation, or by comparing the present value of the net cash flows generated by the assets over their useful life, together with any recoverable value at the end of the life.  The Company has undertaken careful conservative projections of revenues expected, including the subjective likelihood of each area of revenue and has determined that there is impairment to the intangible asset carrying value of $6,416,010.  We have adjusted the Gross Carrying amount, and in so doing also reset Accumulated Amortization going forward.  This impairment directly effects the reported revenues of the Company for the period ending December 31, 2008.

Note 6. Notes Payable

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

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)

The common stock into which the Series A Notes are convertible and the related warrants are subject to certain registration rights. Per the registration rights agreement, the Company is obligated obtain the effectiveness of a registration statement, which has not occurred, and to keep the registration statement effective until all the registered shares of common stock are sold by the note holders. Failing to obtain effectiveness of the registration statement, the Company is required to pay partial liquidating damages of 1% per month of the aggregate purchase price paid by the Series A note holders, or $90,000 per month. Interest is charged on unpaid damages at the rate of 18% per annum. The Company recognized a registration payment liability at the date of the issuance of the Series A notes and had adjusted the liability to $540,000 ($23,358,690 after the effects of the redemption premium discussed below) at December 31, 2008 for estimated payments to be made under the registration rights agreement. The carrying value of the registration payment liability is adjusted to reflect the fair value of the registration payment liability at each balance sheet date.

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

In December 2007, the Company entered into an agreement with the Series A and Series B note holders whereby the Series A and Series B note holders agreed to waive certain triggering events in exchange for the modification of the conversion price to $0.25 per share and for Company agreeing to pay partial liquidated damages to the note holders for triggering events occurring on or after February 29, 2008. However, on February 29, 2008, the Company failed to obtain effectiveness of the required registration statement. On April 1, 2008, July 1, 2008 and on October 1, 2008, the Company failed to pay accrued interest to the Series A and B note holders.  As a result, the Series A and B notes became due on demand at a redemption premium as described above. At December 31, 2008, the carrying value of the Series A and B notes has been adjusted to $297,062,500 for the increase in the redemption price.  To date, no demand has been made by the note holders for redemption of the Series A and B Notes. At the January 1, 2009 conversion price of $0.002 per share, the Series A and B Notes are convertible into 148,531,250,000 shares of common stock. However, there are only 397,891,394 authorized, unissued shares of common stock available and, therefore, the notes payable cannot all be converted.  Should debenture holders wish to convert their notes, current shareholders would experience significant dilution.

Unpaid accrued interest bears interest at 18% per annum. Under the terms of the Series A and B Notes, the unpaid accrued interest and the unpaid registration payment liability have also been increased by the redemption premium formula described above, which resulted in accrued interest on the Series A and B Notes of $17,872,582 and a registration payment liability $23,358,690 at December 31, 2008.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Notes payable at December 31, 2008 and December 31, 2007 are summarized as follows:

	December 31,	December 31,
	2008	2007
6% $9,000,000 Series A convertible promissory notes; due on demand	$218,215,000	$9,000,000
6% $3,250,000 Series B convertible promissory notes; due on demand	78,812,500	3,250,000
Note payable, bearing interest at prime plus 1.0% (8.25% at December 31, 2007);
due March 2011	146,264	174,537
Note payable, bearing interest at prime plus 1.0% (8.25% at December 31, 2007);
payable on demand	280,364	280,364
Note payable; bearing interest at 8.35%, due November 7, 2007; in default		28,950
Note payable to bank; secured by equipment; bearing interest at 8.75%:
payments due through 2010	14,670	13,637
Notes payable to a bank; secured by equipment; bearing interest at 6.75% to
7.75%; payments due through 2010		33,703
Notes payable, bearing interest at 5%; due September 1, 2007; in default	-	355,783
Note payable, bearing interest at 6%; payable on demand	-	76,476
Note payable to a bank; secured by equipment; bearing interest at 6.98%; payable in
monthly installments of $4,841 through February 2014	235,652	289,328
Notes payable; bearing interest at 10%; unsecured; due on demand	1,180,000	1,140,000
Total Notes Payable	298,884,450	14,642,778
Less: Current portion	298,734,128	1,987,966
Long-Term Notes Payable	$150,322	$12,654,812

The fair value of notes payable was determined based upon current market interest rates and was $16,829,971 at December 31, 2007. Future annual maturities of notes payable, exclusive of unamortized discounts, as of December 31, 2007, were as follows:

Years Ending December 31:
2009	$298,585,980
2010	106,434
2011	67,676
2012	56,267
2013	58,502
Thereafter	9,591
Total	$298,884,450

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

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

A summary of the status of the Company’s nonvested shares of common stock as of December 31, 2008:

		Weighted-Average
		Award-Date
Nonvested Shares of Common Stock	Shares	Fair Value
Award	13,309,090	$0.144
Vested	(10,902,190)	$0.129
Forfeited	(402,000)	$0.129
Nonvested at December 31, 2008	2,004,900	$0.139

As of December 31, 2008, there was $100,471 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.4 years from December 31, 2008. The total fair value of the shares that vested during the year ended December 31, 2008 was $271,929.

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

Note 9.  Income Taxes

Accrued income taxes at September 30, 2007 consisted of $108,975 of federal and state income taxes assumed in the acquisition of MCC, Inc. on June 29, 2007. There was no benefit or provision for income taxes during the nine months ended September 30, 2007. The net deferred income tax liability consisted of the following at September 30, 2007 and December 31, 2006:

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

	December 31,	December 31,
	2008	2007
Deferred Tax Liabilities
Property and equipment	$293,344	$205,078
Intangible assets	1,146,574	1,146,574
Total Deferred Tax Liabilities	1,439,918	1,351,652
Deferred Tax Assets
Allowance for doubtful accounts	120,008	67,882
Accrued consulting obligation	-	193,100
Accrued PTO	210,477	83,718
Operating loss carryforwards	6,640,543	6,640,543
Total Deferred Tax Assets	6,971,028	6,985,243
Valuation Allowance	(5,531,110)	(5,633,591)
Net Deferred Tax Liability	$-	$-

During the twelve months ended December 31, 2008, the deferred tax valuation allowance decreased by $14,215 from operations and decreased by $88,266 from  deferred tax liabilities.

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 THE FINANCIAL STATEMENTS INCLUDED HEREIN ARE NOT AUDITED. NCOAT HAS NOT ACCUMULATED ENOUGH CASH TO PAY THE AUDIT FEE TO COMPLETE THE AUDIT OF ITS 2008 FINANCIALS PRIOR TO SUBMISSION OF THIS REPORT. FOLLOWING PAYMENT OF THE AUDIT FEE, NCOAT AUDITORS WILL COMPLETE THE AUDIT AND NCOAT WILL FILE AN AMENDED FORM 10K.

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

The Company has taken steps to address all previously noted weaknesses, and believes that internal controls are significantly improved over prior year.  HOWEVER, AS NOTED ABOVE, FINANCIAL STATEMENTS FOR 2008 HAVE NOT YET BEEN AUDITED BY OUTSIDE ACCOUNTING FIRM, AND THEREFORE MUST BE VIEWED IN THAT CONTEXT.

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

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Paul Clayson	2008	$250,000	(1)						$250,000

Terry Holmes	2008	$250,000	(1)						$250,000

James Dodd	2008	$120,000	(1)						$120,000

Bert Wonnacott	2008	$120,000	(1)						$120,000

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

Board of Directors Meetings, Committees and Director Compensation

Our board of directors took action at five meetings duly noticed meetings of the board during 2008.

ITEM 12.                             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2009 [OR MORE RECENT IF POSSIBLE], by:

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