Form 10-Q
period 2009-03-31
nCoat, Inc.
filed 2009-05-15
CIK 1157443

o

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2009

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
Yes ☐  No ☒

As of May 13, 2009, there were 102,108,606 shares of the registrant’s common stock, $0.0001 par value, outstanding.

nCoat, Inc.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

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

nCoat, Inc.

TABLE OF CONTENTS

PART I

THE FINANCIAL STATEMENTS INCLUDED HEREIN ARE NOT AUDITED OR REVIEWED. NCOAT HAS NOT ACCUMULATED ENOUGH CASH TO PAY THE AUDIT FEE TO COMPLETE THE AUDIT OF ITS 2008 FINANCIALS PRIOR TO SUBMISSION OF THIS REPORT. FOLLOWING PAYMENT OF THE AUDIT FEE, NCOAT AUDITORS WILL COMPLETE THE AUDIT AND NCOAT WILL FILE AN AMENDED FORM 10K AND 10Q.

FINANCIAL INFORMATION
Item 1 – Financial Statements

NCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31	December 31
	2009	2008
ASSETS	(Unaudited)	(Unaudited)
Current Assets
Cash	$31,960	$42,134
Trade receivables, net	492,212	767,160
Inventory	74,196	88,778
Other current assets	105,056	99,281
Deferred income tax assets	-	-
Total Current Assets	703,424	997,353
Property and Equipment, net	1,527,528	1,677,037
Intangible Assets, net	2,192,079	2,375,091
Total Assets	$4,423,031	$5,049,481

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$3,446,337	$3,476,203
Accrued liabilities	934,623	794,571
Accrued Interest	52,394,069	17,872,582
Accrued Registration Liability	73,110,307	23,358,690
Deferred revenue	675,842	759,176
Current portion of notes payable	700,630,927	298,734,128
Derivative Premium Payable	120,348	120,348
Accrued consulting obligation	-	500,000
Current portion of obligations under capital leases	120,298	121,988
Total Current Liabilities	831,432,751	345,737,686
Long-Term Liabilities
Notes payable, net of current portion	150,322	150,322
Obligations under capital leases , net of current portion	191,667	206,112
Deferred income taxes	97,262	97,262
Total Long-Term Liabilities	439,251	453,696
Stockholders' Equity (Deficit)
Common stock - $0.0001 par value; 500,000,000 shares authorized; 102,108,606 shares outstanding	10,211	10,211
Additional paid-in capital	22,295,667	22,295,667
Accumulated deficit	(849,754,849)	(363,447,779)
Total Stockholders' Equity (Deficit)	(827,448,971)	(341,141,901)
Total Liabilities and Stockholders' Equity (Deficit)	$4,423,031	$5,049,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31
	2009	2008
	(Unaudited)	(Unaudited)
Net Sales	$2,423,542	$2,909,483
Cost of Goods Sold	1,141,793	1,858,965
Gross Profit	1,281,749	1,050,518
Operating Expenses
General and Administrative Expense	1,087,833	1,625,360
Research and Development Costs	79,709	-
Sales and Marketing Expenses	153,930	282,374
Total Operating Expenses	1,321,472	1,907,734
(Loss) from Operations	(39,723)	(857,216)
Redemption premium interest expense	(486,181,192)	---
Other Interest expense	(21,640)	(214,038)
Gain on derivative liability valuation	---	-
Net Loss	$(486,242,555)	$(1,071,254)

Basic and Diluted Loss per Share	$(4.76)	$(0.01)

Basic and Diluted Weighted-Average Shares Outstanding	102,108,606	89,496,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
For the Three Months Ended March 31, 2009
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2008(Unaudited)	102,108,606	$10,211	$22,295,667	$(363,512,294)	$(341,206,416)
Shares issued upon conversion of
accrued interest					-
Compensation related to vested and
nonvested shares issued to employees,
net of forfeitures					-
Reclassification of fair value of warrants
to derivative liability.					-
Partial conversion of convertible note					-
Conversion of convertible note					-
Net Loss				(486,242,555)	(486,242,555)
Balance - March 31, 2009 (Unaudited)	102,108,606	$10,211	$22,295,667	$(849,754,849)	$(827,448,971)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net loss	$(486,242,555)	$(12,261,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	149,949	129,913
Amortization of intangible assets	183,012	169,500
Amortization of discount and deferred loan costs and accretion of notes payable		10,600,962
Compensation expense paid by issuance of common stock	-	185,287
Redemption premium on notes payable recognized as interest expense	486,182,192
Changes in assets and liabilities:
Accounts receivable	210,433	(83,172)
Inventory	14,582	2,619
Other current assets	(5,776)	25,613
Accounts payable	(21,118)	281,865
Deferred revenue	(83,334)
Accrued liabilities	(368,695)	625,905
Net Cash Provided by Operating Activities	18,690	(323,062)
Cash Flows From Investing Activities
Purchase of property and equipment	(440)	(2,547)
Net Cash Used in Investing Activities	(440)	(2,547)
Cash Flows From Financing Activities
Proceeds from issuance of notes payable	-	500,000
Principal payments on notes payable	(12,289)	(362,784)
Principal payments under capital lease obligations	(16,135)	(41,142)
Net Cash Used in Financing Activities	(28,424)	96,074
Net Increase (Decrease) in Cash	(10,174)	(229,535)
Cash At Beginning of Period	42,134	295,961
Cash At End of Period	$31,960	$66,426
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$489,910	$986,244

Schedule of Noncash Investing and Financing Activities
Common stock issued upon conversion of accrued interest	$-	$-
Notes payable issued for the purchase of equipment and insurance	-	-
Reclassification of the fair value of derivative warrant liability	-	-
Common stock issued upon conversion of notes payable	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

THE FINANCIAL STATEMENTS INCLUDED HEREIN ARE NOT AUDITED OR REVIEWED. NCOAT HAS NOT ACCUMULATED ENOUGH CASH TO PAY THE AUDIT FEE TO COMPLETE THE AUDIT OF ITS 2008 FINANCIALS PRIOR TO SUBMISSION OF THIS REPORT. FOLLOWING PAYMENT OF THE AUDIT FEE, NCOAT AUDITORS WILL COMPLETE THE AUDIT AND NCOAT WILL FILE AN AMENDED FORM 10K AND 10Q.

Note 1. Basis of Presentation

Interim Financial Statements – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements included in the Company’s amended annual report on Form 10-K/A filed with the Securities and Exchange Commission on April 15, 2009. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2009.

Nature of Operations – nCoat, Inc., and its subsidiaries specialize in nanotechnology research, licensing, and the commercialization, distribution and application of nano as well as multiple non-nano surface coatings. The Company’s specialized coatings are used by the automotive, diesel engine, trucking, recreational vehicle, motorcycle, aerospace and oil and gas industries for heat management, corrosion resistance, friction reduction, bond strength and appearance.  Corporate offices and operations headquarters are located in Whitsett, North Carolina, and application operations are conducted at facilities located in Oklahoma City, Oklahoma; Quaker Town, Pennsylvania; Tempe, Arizona; and Whitsett, North Carolina.

Principles of Consolidation – The accompanying unaudited consolidated financial statements include the operations, accounts and transactions of nCoat Automotive Group, Inc., High Performance Coatings, Inc., nTech, Inc., and MCCI for all periods presented.  These entities are collectively referred to herein as the “Company” or “nCoat.” All intercompany transactions and balances have been eliminated in consolidation.

Business Condition– The accompanying unaudited condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $ 486,242,555 and $1,071,254 and provided $18,690 but used $323,062 of cash in operating activities during the three months ended March 31, 2009 and 2008, respectively.  At March 31, 2009, the Company has a working capital deficiency of $830,729,327, an accumulated deficit of $849,754,849 and a stockholders’ deficit of $ 827,448,971.  Based on current operations, cash flows from operations have become positive and should remain positive for the remainder of the year; however, the Company will likely face negative income for the first half of the year ending December 31, 2009.  As of March 31, 2009, the Company’s principal sources of liquidity were $31,960 of cash and $492,212 of trade accounts receivable, while current liabilities totaled $ 831,432,751 at that date, of which $700,630,927 relates to notes payable that are due currently. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

The common stock into which the Series A Notes are convertible and the related warrants are subject to certain registration rights. Per the registration rights agreement, the Company is obligated obtain the effectiveness of a registration statement, which has not occurred, and to keep the registration statement effective until all the registered shares of common stock are sold by the note holders. If the company fails to obtain effectiveness of the registration statement, the Company is required to pay partial liquidated damages of 1% per month of the aggregate purchase price paid by the Series A note holders, or $90,000 per month. Interest is charged on unpaid damages at the rate of 18% per annum. The Company recognized a registration payment liability at the date of the issuance of the Series A notes and has adjusted the liability to $73,110,307 at March 31, 2009, for estimated payments to be made under the registration rights agreement. The carrying value of the registration payment liability is adjusted to reflect the fair value of the registration payment liability at each balance sheet date.

Upon the occurrence of certain default or triggering events, the notes holders may demand redemption of the Series A and Series B notes. The triggering events include failure to provide notice and pay the related partial liquidated damages to the note holders within one day of the following events: failure to file the registration statement or obtain its effectiveness by the required dates; failure to respond to comments by the U.S. Securities and Exchange Commission within 15 days of receipt of those comments; suspension from trading or listing on a market; failure to convert shares upon request; failure to qualify new debt as permitted debt under the terms of the Series A and Series B Notes; and failure to make payments under the terms of the promissory notes. Upon the occurrence of a triggering event, the holders have the right to require the Company to redeem their notes at an amount equal to the total of unpaid accrued interest, unpaid liquidated damages and the face amount of the notes multiplied by the greater of (i) 125% during the first 12 months of the term of the note or 115% thereafter or (ii) upon the occurrence of certain of the listed triggering events, the closing market price of the Company’s common stock on the date of the triggering event divided by the closing market price on the first day of each month following the triggering event. The conversion price also decreases to the closing market price on the first day of each month following the triggering event.

In December 2007, the Company entered into an agreement with the Series A and Series B note holders whereby the Series A and Series B note holders agreed to waive certain triggering events in exchange for the modification of the conversion price to $0.25 per share and for Company agreeing to pay partial liquidated damages to the note holders for triggering events occurring on or after February 29, 2008. However, on February 29, 2008, the Company failed to obtain effectiveness of the required registration statement. On April 1, 2008, July 1, 2008 and on October 1, 2008, the Company failed to pay accrued interest to the Series A and B note holders.  As a result, the Series A and B notes became due on demand at a redemption premium as described above. At September 30, 2008, the carrying value of the Series A and B notes has been adjusted to $98,995,833 for the increase in the redemption price.  As of the date of this report, and as event subsequent to the end of the accounting period ending September 30, 2008, there has been only one note holder that has given demand for the redemption of its Series A note.  The note was originally issued May 31, 2007, with the face amount of $1,500,000.  The note holder has previously converted a portion of its note ($25,000) as reflected in the financial statements set forth herein.  The demand is for the remaining balance of the note of $1,475,000 plus interest of $232,183 multiplied by a 115% premium factor for a total demand of $1,963,209.  As of the date of this report, the demand had not been paid.  As of the date of this report, no other demand had been made by the remaining note holders for redemption of the Series A and B Notes. At the October 1, 2008, conversion price of $0.015 per share, the Series A and B Notes are convertible into 6,601,388,889 shares of common stock. However, there are only 400,923,350 authorized, unissued shares of common stock available and, therefore, the notes payable cannot all be converted.

Unpaid accrued interest bears interest at 18% per annum. Under the terms of the Series A and B Notes, the unpaid accrued interest and the unpaid registration payment liability have also been increased by the redemption premium formula described above, which resulted in accrued interest on the Series A and B Notes of $ 52,394,069 and a registration payment liability $ 73,110,307 at March 31, 2009.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Notes payable at March 31, 2009, and December 31, 2008, are summarized as follows:

	March 31,	December 31,
	2009	2008
6% $9,000,000 Series A convertible promissory notes; due on demand	$513,494,412	$218,215,000
6% $3,250,000 Series B convertible promissory notes; due on demand	185,441,176	78,812,500
Note payable, bearing interest at prime plus 1.0% (8.25% at December 31, 2007);
due March 2011	141,192	146,264
Note payable, bearing interest at prime plus 1.0% (8.25% at December 31, 2007);
payable on demand	280,364	280,364
Note payable; bearing interest at 8.35%, due November 7, 2007; in default
Note payable to bank; secured by equipment; bearing interest at 8.75%:
payments due through 2010	13,121	14,670
Notes payable to a bank; secured by equipment; bearing interest at 6.75% to
7.75%; payments due through 2010
Notes payable, bearing interest at 5%; due September 1, 2007; in default	-	-
Note payable, bearing interest at 6%; payable on demand	-	-
Note payable to a bank; secured by equipment; bearing interest at 6.98%; payable in
monthly installments of $4,841 through February 2014	230,984	235,652
Notes payable; bearing interest at 10%; unsecured; due on demand	1,180,000	1,180,000
Total Notes Payable	700,781,249	298,884,450
Less: Current portion	700,630,927	298,734,128
Long-Term Notes Payable	$150,322	$150,322

The fair value of notes payable was determined based upon their short-term redemption requirements and based upon current market interest rates and totaled $700,781,249 at March 31, 2009. Future annual maturities of notes payable as of March 31, 2009, were as follows:
Years Ending December 31:
2009	1,295,932
2010	699,046,643
2011	72,919
2012	57,459
Thereafter	308,296
Total	700,781,249

Note 4. Derivative Warrant Liability

On March 31, 2009 the carrying value of the Series A and B promissory notes increased and their conversion prices decreased to a point that the Company does not have sufficient authorized, unissued shares of common stock to enable the conversion of the promissory notes and the exercise of outstanding warrants. Because the Company may be required to settle the outstanding warrants for cash, they became a derivative liability on March 31, 2008, and their fair value of $612,392 was reclassified from additional paid-in capital to a derivative liability.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Due to decreases in the market value of the Company’s common stock, the fair value of the derivative warrant liability decreased to $120,348 at September 30, 2008, which resulted in the recognition of a gain on the derivative liability valuation of $19,703 during the three months ended September 30, 2008. The fair value of the warrants at September 30, 2008, was determined using the Black-Scholes option pricing model with the following weighted-average assumptions: expected future volatility of 125%, risk-free interest rate of 2.8%, expected dividend yield of 0% and an expected life of 3.17 years. At September 30, 2008, there were 32,418,750 warrants outstanding that were exercisable at a weighted-average price of $0.92 per share. The weighted-average remaining contractual term was 3.17 years.

Note 5. Stock Compensation Plan

On February 2, 2007, the Company adopted a stock award plan (the “Plan”) and began awarding shares of common stock and shares of non-vested common stock to employees and consultants as compensation. The non-vested shares vest over periods ranging from immediately upon being issued to four years. If an employee terminates employment with the Company prior to the shares vesting, the non-vested portion of the shares are be forfeited and returned to the Company. As of September 30, 2008, employees holding 235,000 non-vested shares have terminated their employment with the Company but have not forfeited and returned those shares to the Company. The Company is at risk that it may not obtain back the forfeited shares. Accordingly, the Company has not accounted for those shares as forfeited.

Compensation related to the shares awarded is based upon the fair value of the awards on the dates awarded or modified as determined by the Black-Scholes option-pricing model applied to awards expected to vest and recognized by the graded-vesting method applied to awards expected to vest. Compensation expense related to non-vested shares held by terminated employees will be reversed when and if those shares are returned to the Company.

A summary of the status of the Company’s nonvested shares of common stock as of March 31, 2008:

		Weighted-Average
		Award-Date
Nonvested Shares of Common Stock	Shares	Fair Value
Award	13,309,090	$0.144
Vested	(10,902,190)	$0.129
Forfeited	(402,000)	$0.129
Nonvested at December 31, 2008	2,004,900	$0.139

As of December 31, 2008, there was $100,471 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.4 years from December 31, 2008.There were no additional vestitures in the first quarter of 2009.

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

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 7. Deferred Income Taxes

Deferred income taxes consisted of the following:
	March 31,	March 31,
	2009	2008
Deferred Tax Liabilities
Property and equipment	$293,344	$205,078
Intangible assets	1,146,574	1,146,574
Total Deferred Tax Liabilities	1,439,918	1,351,652
Deferred Tax Assets
Allowance for doubtful accounts	120,008	67,882
Accrued consulting obligation	-	193,100
Accrued PTO	210,477	83,718
Operating loss carryforwards	6,640,543	6,640,543
Total Deferred Tax Assets	6,971,028	6,985,243
Valuation Allowance	(5,531,110)	(5,633,591)
Net Deferred Tax Liability	$-	$-

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

Overview

Our principal business strategy includes the following components:

Acquisitions.  We completed the acquisition, transition and integration of HPC and MCCI which have given us a base of operations and market presence.  As capital, the economy and opportunities allow, we will identify additional specific target companies for acquisition.  The high performance coating industry includes a number of “sub-niche” sectors, such as corrosion and thermal management coatings solar and alternative energy equipment manufacturing, thermal and corrosion management coatings for orbital and non-orbital aircraft and aircraft engine manufacturing, self-healing coatings for continuous corrosion management, hard-face coatings for the gas and oil and aerospace industries, piston manufacturing and protection, lubritic dry film coatings, anti-porosity/anti-oxidation coatings, conformal coatings used to control corrosion and fugitive dust on printed circuit boards and microchips, gas and oil tools, valves and pipelines, marine applications for engine parts and anti-fouling technologies to name just a few.  The fragmentation of the industry provides us with a large number of small to medium size companies that we will prudently investigate to determine both synergies and diversification with respect to our first two acquisitions.

Internal Organic Growth. We have already introduced into the existing “book of business” of our two subsidiaries additional products, both as cross sales opportunities from the sister company’s product lines as well as the introduction of nano-formulated coatings.  Operationally we have created common core formulations that represent the best-of-breed from all sources acquired or owned. Our emphasis on the after-market retail customer continues to be one of the two major segments of our business.  In additional to the aftermarket sector, we continue to develop customers in the OEM market segment. A strong source for internal organic growth in the next three years is the continued emphasis by the manufacturers of diesel, gasoline and hybrid fueled engines to meet demanding environmental requirements imposed on their respective industries as we seek to improve emissions, fuel economy and safety. nCoat also continues to innovate new nano-products that meet the needs of our customers. nCoat is completing the development of a new anti-oxidation nano-coating to eliminate discoloration of chrome on vehicle exhaust systems. This product appears to be a unique innovation that to the knowledge of the Company is not offered by any other competitive company. nCoat expects these kinds of new products to create cross selling opportunities with existing customers and opportunities to expand the market base for product offerings to existing and new market segments. nCoat expects these product opportunities to add to the internal growth of customer base and revenues.

Licensed Application and Joint Venture Development. We continue to work to develop technology licensing and/or joint venture business agreements to establish on-site coatings application as part of the assembly-line process within the manufacturing and/or assembly process of a large customer.  nCoat current has two OEM customers employing a licensing model and continues to have discussions with other prospects.  The savings on handling, shipping, inventory, logistics management and other similar expenses that comes from having the on-site process is the principle benefit for our larger customers.

Licensing Intellectual Property.  We continue to enter into protective “field of use” licensing with manufacturers that are tier-one suppliers of large OEM companies or who deploy a licensed application or joint venture model as described above. However, unlike the licensed application and/or joint venture model where application expertise and management control are inherent elements of the model, our “field of use” license agreements supply proprietary coatings to third parties already applying coating at their plants.  The license agreements will be limited to targeted applications and industries where nCoat is not likely to engage in application services in the future and are structured as joint ventures to avoid creating competition in our own current market space.

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

Some of the initial collaborative commercialization activities will be in the nano-structured surface engineered systems to improve thermal barrier, corrosion, tribological properties, biocompatibility and creating surface technologies that create a cleaner environment. The MOU also allows nCoat to collaborate with CAMSS on testing, prototyping and development of materials specific to enhancing nCoat industry needs.

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

Acquisitions

Management believes that there is a strategic acquisition opportunities resulting from the market dynamics of the high performance coatings markets. Acquisitions of HPC and Jet-Hot have further validated our strategic research. We expect to prudently search for, complete due diligence on and acquire other coatings companies in the future as allowed by available capital, cooperative economic conditions, internal financial conditions favorable to acquiring, and the ability of management to negotiate structures and valuation agreements favorable shareholder value. Key considerations for acquisitions include (i) have a customer base that includes enterprise level customers in a mature market, (ii) enjoy strong and stable market presence in our targeted primary markets, (iii) are profitable, (iv) have a brand presence similar to HPC, and Jet-Hot, and (v) have an existing product mix whose performance and functionality can be significantly improved by the integration of nanotechnology know-how.

Acquisition of Jet-Hot

With respect to the acquisition of Jet-Hot, we have realized key synergies which include:

1.         Jet-Hot had a plant in Arizona as did HPC. The plants were about 10 miles apart. These were consolidated into a single location.
2.         Jet-Hot plants are built for high through-put and packaging of individual aftermarket production. HPC plants are built for high volume of OEM parts production. Key strengths of each company have be used to create best-of-breed know-how at all operating plants.
3.         Two corporate headquarters existed. The Jet-Hot accounting, human resources, legal, purchasing, sales and marketing, R&D and company management were consolidated into our North Carolina headquarter.
4.         HPC and JET-HOT sales and marketing groups were consolidated for maximum production and efficiency, including advertising budgets.
5.        Jet-Hot R&D and technical services were consolidated to nTech, for efficiency and intellectual property synergies.
6.         HPC and JET-HOT sales prospects include many of the same names, including several where the two companies are the only two competitors for the account. This list was sorted into HPC and MCCI responsibilities, creating a non-competing sales effort.
7.         We have acquired sufficient market and operational experience to realize that a single coating entity has a competitive disadvantage in attempting to create high volume productions of both aftermarket parts and OEM parts.  The addition of MCCI allows us to create focused operations for each of our major market sectors.
8.         Competition between MCCI and HPC for stand-alone coatings sales (no applications services) has been eliminated and we are offering “best of breed” coating from each company to customers.
9.         JET-HOT has more thermal barrier customers than HPC. HPC has more corrosion resistance and lubritic coatings customers than JET-HOT. Cross selling now occurs in each company’s customer base to attempt to raise same-customer revenue. In addition, JET-HOT did not sell internal engine coatings. Their product line was for coatings on external parts only. HPC internal engine coatings are now offered to all of JET-HOT’s approximate 9000 annual individual aftermarket customers.

Company contact information

Our headquarters’ address is 7237 Pace Drive, P.O. Box 38, Whitsett, NC 27377, and our phone number is (336) 447-2000.

Results of Operations

Performance in First three Months of 2009 Compared to First Three Months of 2008

Performance Overview

The comparative revenue for the three months ending March 31, 2008, to March 31, 2009, shows a decrease of $485,941 or 16.7%.  Much of this reduction is attributable to aftermarket sales. Aftermarket sales began to experience declines in August, 2008 as consumer confidence plummeted and uncertain and negative economic conditions began to impact consumer spending. Quarter over quarter aftermarket sales experienced 60% reduction in the fourth quarter of 2008 as economic conditions and consumer uncertainty worsened. In the first quarter of 2009, aftermarket sales were down quarter over quarter, but recovered a significant portion of the reduction in the previous quarter. Additionally, OEM sales have been negatively impacted by reductions in demand with diesel engine manufacturers.  The weakness in this sector is may continue into the fall.  One media source has cited engine build rates as being down 60% over prior year, which was already well below ’07 levels.  Revenues for the quarter benifited from $500,000 credit resulting from cancellation of liability associated with Jeffry Homes case which was settled in January of this year.
    Beginning in 2007, our diesel engine manufacturing customers were required to introduce new engine platforms to meet new Environmental Protection Agency (EPA) requirements to lower harmful particulates in engine emissions in order to comply with Federal clean air standards. nCoat sells and applies corrosion resistant coatings created from that the use of new technology that aides diesel emissions systems to meet these new standards. The standards affected those engine platforms commencing in 2007 and the complete 2007 year was a period of “wait and see” as the new engineering was road-proven prior to the acceptance by the market.  The downturn of active new unit purchases was further affected by the dramatic increase in fuel prices, followed on by the recession. Additionally,  the national economic downturn and severe limitations on corporate credit resources beginning in the fall of 2008 continued the limitations of unit sales. Until economic activity shows signs of rebounding, and liquidity returns to the financial markets, transportation companies will tend to defer capital expenditures regarding rolling stock.  Once markets begin to thaw a combination of aging fleets, increasing EPA requirements, and potential government incentives will ultimately produce a surge of production to relieve this demand.  Our earliest expectation would be that this may be in the fourth quarter of 2009, but potentially this weakness will continue into 2010.

Cost of Sales

Cost of sales was $1,141,793 for the first three months of 2009, a reduction of 39% from the same period last year.  The company continues to realize efficiencies stemming from closing Mississippi and Utah plant locations.  Additionally we continue to improve processes and reduce variable cost and waste through our lean manufacturing program and Six-Sigma management training.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2009, decreased by approximately $538,000 or 33%.  Management has instituted a number of steps designed to reduce these expenses including:

1) Closing Mississippi and Utah plant locations, relocating their capacity to other existing facilities.

2)  Increasing the effectiveness of communications and reducing unnecessary travel.

3)  Realigning upper management positions to more closely track the size and present revenues of the Company.

Sales and Marketing Expense

Sales and marketing expense for the three months ended March 31, 2009, decreased by approximately $128,000 or 45% compared to the same period in 2008.  Management has restructured the marketing and sales group, revamped commission structure and reduced print advertising expense. However, management believes some expense reductions have impacted aftermarket sales and that  that further reductions to advertising and direct marketing and sales efforts will adversely impact both aftermarket and OEM sales efforts and thereby revenues and the overall financial condition of the Company. Management believes that some increase in marketing and sales expenditures will be necessary to sustain sales and customer services.

Interest Expense

Management’s greatest concern remains that all of the significant positive changes that have been made to reach operating profitability have been overshadowed by the great impact seen in our financial reports of the interest expense which has been attributed to the contractual redemption premium computations.  We are in technical default under the terms of the Series A and Series B Promissory Notes and hence are subject to the premium computed on a redemption right granted to the holders of the Notes. As of the date of this report, and as an event subsequent to the end of the accounting period ending September 30, 2008, management has received demand from only one note holder for the redemption of its Series A note.  The note was originally issued May 31, 2007 with the face amount of $1,500,000.  The note holder has previously converted a portion of its note ($25,000) as reflected in the financial statements set forth herein.  The demand is for the remaining balance of the note of $1,475,000 plus interest of $232,183 multiplied by a 115% premium factor for a total demand of $1,963,209.  As of the date hereof, the demand has not been paid.  No other demand has been made by the remaining note holders for redemption of the Series A and B Notes. We have had no indication from the other Note holders of demand, or other negative impacts and are working to complete further negotiations with them in order to resturcture the triggering events which have lead to the accounting entries.

Earnings per Share

As a result of the share exchange transaction discussed in the overview section above, exercise of warrants and conversion of debt, the number of outstanding shares increased to 102,108,606 as of December 31, 2008.  For the three month period ended March 31, 2009 there was a loss per share of 4.76.

Financial Statements, One-Time Charges and Capital Expenditures

Cost reduction activities have been underway since funding failed in 2007.  We have included reductions in personnel, consolidation of facilities and emphasis on lean manufacturing practices.  Our resulting operational savings have been encouraging.

1.          Facilities – Since the first quarter of last year, facilities have been shut down in Mississippi and Utah.  The capacity was shifted to other existing facilities, reducing our overhead and improving our labor productivity.

Our plans call for a second OEM production line in 2009 at a cost of approximately $250,000 for its installation.  Most of this cost will be for installation of existing equipment which has been relocated due to the shutdown of the Mississippi and Utah plant locations.

2.          Personnel - The Company has reduced the workforce from over 200 employees in July, 2007 to approximately 116 employees.  This decrease comes from operating plants more efficiently and reducing the number of plant locations.  Additionally the first quarter of last year included some management positions which presumed full funding of our investments and subsequent growth.  The current management staff level is in line with existing business levels.  We have focused on completion of Standard Operating Procedure documentation, preparation of information systems, accounting, human resource, production, communications, mixing and blending, strategic finance and other systems to accommodate rapid growth from internal and acquisition growth.

3.          Research and Development – Our expenditures for research and development  were $79,709 for the three months ended March 31, 2009.  These numbers were not broken out specifically in the first quarter of last year, however our total expenditures for the 2008 year as shown on our annual report totaled $376,165.

4.          Financing - Expenses in the first three months of 2008 show Redemption premium interest expense of $486,181,192.  This is the current calculation for the penalty associated with the default on the A and B notes discussed at length elsewhere in this report.

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

In the final stages of the offering, after we had closed on the purchase of MCCI, a subscribed investor did not fund its portion of offering.  Our intended use of proceeds included retirement of debt and related accrued interest of $3,677,286, $5,000,000 for the acquisition of MCCI, payment of significant pre-offering liabilities and establishing a working capital reserve. The retirement of pre-offering liabilities and the working capital portion of the offering did not get raised prior to our contractual obligation to close the offering.  This deficiency of the expected $6,500,000 in funding, combined with the seasonal lull in aftermarket and OEM revenues, caused us to experience a significant liquidity crisis.  A number of our vendors turned our account over to collection agencies and at December 31, 2008, we had accounts payable in excess of $2.0 million over 120 days past due.

At December 31, 2008 we are in technical breech of the Securities Purchase Agreement and the related Series A and B Convertible Notes and Registration Agreement (collectively the “Note Agreement”). This technical breech is due to our failure to pay partial liquidating damages and failure to pay interest nCoat is attempting to negotiate a restructure of these debenture notes to provide a work out arrangement favorable to both current debenture holders and shareholders. To accomplish this restructure, nCoat must raise in the next twelve (12) months, additional capital to satisfy negotiated demands of the current debenture holders and to pay aged accounts payables current owed by nCoat to its vendors. Capital raised to this end may (1) be accomplished in a debt instrument which will incur debt to the Company, and/or (2) be raised in an equity offering which may create significant dilution to current shareholders, or (3) not be completed at all. nCoat is seeking in the restructured a negotiated settlement of all outstanding penalties, interest, carrying charges and principal accrued under the current debenture notes.  Any changes to the agreement or to accounting treatment described herein will be reflected in subsequent periods.

Although no demand has been made, the Note Agreement provides that in the event of a breech, within the first 12 months following closing, the holders are entitled to demand immediate redemption of all, or any portion of, the face value of the Series A Notes and Series B Notes, along with a redemption premium.  This premium is the greater of 25% or the product of a multiplicand whose numerator is the stock price on the day of the default trigger event divided by the weighted market price at the beginning of each month thereafter.  As a result, the full face value of the Notes and redemption premium are shown on our Balance Sheet as current liabilities at December 31, 2008.

We have been active in our attempt to reduce our losses and conserve cash.  We have had a reduction in work force and reduced the number of employees by more than 80.  We consolidated operations and eliminated two facilities in 2008.  During the first three months of 2009 certain members of the executive staff elected to defer all or a portion of their salaries totaling $132,036.

At March 31, 2009, we had assets of $ 4,423,032 and current liabilities of $831,367,180 including the redemption premium set forth above. Any amounts owed to related parties have no specific terms of repayment and bear no interest.

Off Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include operating leases for it production facilities and office space.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Item 4T – Controls and Procedures

Management’s Report On Internal Control Over Financial Reporting

Evaluation of disclosure controls and procedures. All financial information contained in this report is unaudited and un-reviewed.  The accounting firm has reviewed our quarterly filings as of 9/30/2008. nCoat has not produced enough cash flow to pay the auditors to complete the audit by the publication date of this report. Upon payment of the audit fees, the auditors will complete the audit and an amended Form 10K and 10Q will be filed. All figures are presented in accordance with Generally Accepted Accounting Principles (GAAP), but have not been tested or validated by an outside firm as of yet.  As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of its disclosure controls and procedures (as defined by Rules13a — 15(e)and 15d-15(e)under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal Controls over Financial Reporting

There have been no changes in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

First Tennessee Bank v. MCC Inc. and Michael Novakovic, Case No. CH-09-0558-1 Shelby County Chancery Court for the Thirtieth Judicial District at Memphis, TN.  On April 17th, 2009 First Tennessee filed a complaint against MCC Inc. and Michael Novakovic (collectively, the “Plaintiffs”) claiming breach of contract regarding a promissory note.  This note was originated February 15, 2007 by MCC Inc.  First Tennessee claims beach based upon failure to give notice of change of control of business entity and for failure to keep payments current.  The Complaint brings claims for accelerated balance due on the note for $240,384.  The MCC Defendants are filing an Answer and the Company intends to vigorously defend its claims.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On January 19, 2008 and January 29, 2008, the Company issued 1,554,198 shares of its common stock as payment of interest on the Series A Notes and Series B Notes for interest due for the third quarter of 2007.

On August 18, 2008, the Company issued 1,250,000 shares of its common stock as the result of a partial conversion of a Note holder’s principal, reducing that Note by $25,000.

On December 1, 2008, the Company issued 3,031,956 share of its common stock as the result of a partial conversion of a Note holder’s interest, reducing the Note by $10,000.

There have been no repurchases of equity securities by nCoat during the years ended December 31, 2007 or 2006.

In each case, the securities were issued in connection with private transactions with accredited investors pursuant to Section 4(2) of the Securities Act and regulations promulgated there under.

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

nCoat, Inc
(Registrant)

Date: May 15, 2009	/s/ Paul Clayson
Paul Clayson
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2009	/s/ Paul Clayson
Paul Clayson
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)