Form 10-Q
period 2009-06-30
nCoat, Inc.
filed 2009-08-14
CIK 1157443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended June 30, 2009

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
Yes  ☐  No ☒
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
Yes ☐    No ☒

As of August 10, 2009, there were 107,108,606 shares of the registrant’s common stock, $0.0001 par value, outstanding.

nCoat, Inc.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

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

nCoat, Inc.

TABLE OF CONTENTS

PART I

 THE FINANCIAL STATEMENTS INCLUDED HEREIN ARE NOT AUDITED OR REVIEWED. NCOAT HAS NOT ACCUMULATED ENOUGH CASH TO PAY THE AUDIT FEE TO COMPLETE THE AUDIT OF ITS 2008 FINANCIALS PRIOR TO SUBMISSION OF THIS REPORT. IN ADDITION, LEGAL COUNSEL HAS NOT REVIEWED THIS REPORT. FOLLOWING PAYMENT OF THE AUDIT FEE, NCOAT AUDITORS WILL COMPLETE THE AUDIT, LEGAL COUNSEL WILL REVIEW THE COMPLETED AND AUDITED REPORT, AND NCOAT WILL FILE AN AMENDED FORM 10K AND 10Q.

FINANCIAL INFORMATION
Item 1 – Financial Statements

NCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30	December 31
	2009	2008
ASSETS	(Unaudited)	(Unaudited)
Current Assets
Cash	$74,626	$42,134
Trade receivables, net	457,116	767,160
Inventory	91,343	88,778
Other current assets	92,785	99,281
Deferred income tax assets	-	-
Total Current Assets	715,870	997,353
Property and Equipment, net	1,377,138	1,677,037
Intangible Assets, net	2,043,636	2,375,091
Total Assets	$4,136,644	$5,049,481

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$3,794,382	$3,476,203
Accrued liabilities	1,116,668	794,571
Accrued Interest	62,920,113	17,872,582
Accrued Registration Liability	92,087,993	23,358,690
Deferred revenue	592,508	759,176
Current portion of notes payable	700,623,427	298,734,128
Derivative Premium Payable	120,348	120,348
Accrued consulting obligation	-	500,000
Current portion of obligations under capital leases	121,988	121,988
Total Current Liabilities	861,377,427	345,737,686
Long-Term Liabilities
Notes payable, net of current portion	144,524	150,322
Obligations under capital leases , net of current portion	169,655	206,112
Deferred income taxes	97,262	97,262
Total Long-Term Liabilities	411,441	453,696
Stockholders' Equity (Deficit)
Common stock - $0.0001 par value; 500,000,000 shares authorized;
107,108,606 shares outstanding	10,711	10,211
Additional paid-in capital	22,302,667	22,295,667
Accumulated deficit	(879,965,602)	(363,447,779)
Total Stockholders' Equity (Deficit)	(857,652,224)	(341,141,901)
Total Liabilities and Stockholders' Equity (Deficit)	$4,136,644	$5,049,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

n COAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Sales	$1,726,297	$3,513,454	$4,149,839	$5,759,104
Cost of Goods Sold	1,159,729	1,848,438	2,301,522	3,709,970
Gross Profit	566,568	1,665,016	1,848,317	2,049,134
Operating Expenses
General and Administrative Expense	1,094,205	1,468,193	2,182,038	3,223,759
Research and Development Costs	80,709	123,962	160,418	215,747
Sales and Marketing Expenses	150,590	46,451	304,520	328,825
	-
Total Operating Expenses	1,325,504	1,638,606	2,646,976	3,768,331
(Loss) from Operations	(758,936)	26,410	(798,659)	(1,719,197)
Redemption premium interest expense	(29,391,020)	(38,918,588)	(515,572,212)	(49,844,271)
Other Interest expense	(60,797)	(198,228)	(82,437)	(467,416)
Gain on derivative liability valuation	-	472,341	-	472,341
Net Loss	$(30,210,753)	$(38,618,065)	$(516,453,308)	$(51,558,543)

Basic and Diluted Loss per Share	$(0.28)	$(0.40)	$(4.82)	$(0.55)

Basic and Diluted Weighted-Average Shares Outstanding	107,108,606	95,715,727	107,108,606	94,535,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
For the Six Months Ended June 30, 2009
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2008(Unaudited)	102,108,606	$10,211	$22,295,667	$(363,512,294)	$(341,206,416)
Shares issued upon conversion of
accrued interest					-
Compensation related to vested and
nonvested shares issued to employees,
net of forfeitures					-
Reclassification of fair value of warrants
to derivative liability.					-
Partial conversion of convertible note					-
Conversion of convertible note	5,000,000	500	7,000		7,500
Net Loss				(516,453,308)	(516,453,308)
Balance - June 30, 2009 (Unaudited)	107,108,606	$10,711	$22,302,667	$(879,965,602)	$(857,652,224)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six Months Ended
	June 30,
	2009	2008
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net loss	$(516,453,308)	$(51,558,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	299,899	299,523
Amortization of intangible assets	331,455	287,244
Stock-based compensation	-	215,615
Amortization of discount and deferred loan costs and accretion of notes payable	-	-
Compensation expense paid by issuance of common stock	-	-
Redemption premium on notes payable recognized as interest expense	515,602,835	47,162,500
Gain on derivative warrnet liability		(472,341)
Changes in assets and liabilities:
Accounts receivable	310,044	2,717
Inventory	(2,565)	5,327
Other current assets	6,496	26,817
Accounts payable	318,179	551,979
Deferred revenue	(166,668)
Accrued liabilities	(177,418)	3,293,207
Net Cash Provided by Operating Activities	68,949	(185,955)
Cash Flows From Investing Activities
Purchase of property and equipment	-	(3,537)
Net Cash Used in Investing Activities	-	(3,537)
Cash Flows From Financing Activities
Proceeds from issuance of notes payable	(7,500)	500,000
Proceeds from issuance of stock	7,500
Principal payments on notes payable	-	(424,843)
Principal payments under capital lease obligations	(36,457)	(74,141)
Net Cash Used in Financing Activities	(36,457)	1,016
Net Increase (Decrease) in Cash	32,492	(188,476)
Cash At Beginning of Period	42,134	295,961
Cash At End of Period	$74,626	$107,485
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$489,910	$19,586

Schedule of Noncash Investing and Financing Activities
Common stock issued upon conversion of accrued interest	$-	$185,261
Notes payable issued for the purchase of equipment and insurance	-	-
Reclassification of the fair value of derivative warrant liability	-	-
Common stock issued upon conversion of notes payable	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

THE FINANCIAL STATEMENTS INCLUDED HEREIN ARE NOT AUDITED OR REVIEWED. NCOAT HAS NOT ACCUMULATED ENOUGH CASH TO PAY THE AUDIT FEE TO COMPLETE THE AUDIT OF ITS 2008 FINANCIALS PRIOR TO SUBMISSION OF THIS REPORT. IN ADDITION, LEGAL COUNSEL HAS NOT REVIEWED THIS REPORT. FOLLOWING PAYMENT OF THE AUDIT FEE, NCOAT AUDITORS WILL COMPLETE THE AUDIT, LEGAL COUNSEL WILL REVIEW THE COMPLETED, AUDITED REPORT AND NCOAT WILL FILE AN AMENDED FORM 10K AND 10Q.

Note 1. Basis of Presentation

Interim Financial Statements – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements included in the Company’s amended annual report on Form 10-K/A filed with the Securities and Exchange Commission on April 15, 2009. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2009.

Nature of Operations – nCoat, Inc., and its subsidiaries specialize in material science research and licensing, and the commercialization, distribution and application of nano-scale as well as multiple non-nano surface coatings. The Company’s specialized coatings are used by the automotive, diesel engine, trucking, recreational vehicle, motorcycle, aerospace and oil and gas industries for heat management, corrosion resistance, friction reduction, porosity management, bond strength and appearance.  Corporate offices and operations headquarters are located in Whitsett, North Carolina, and application operations are conducted at facilities located in Oklahoma City, Oklahoma; Quakertown, Pennsylvania; Tempe, Arizona; and Whitsett, North Carolina.

Principles of Consolidation – The accompanying unaudited consolidated financial statements include the operations, accounts and transactions of nCoat Automotive Group, Inc., High Performance Coatings, Inc., nTech, Inc., and Metallic Ceramic Coatings, Inc. (“MCCI”) for all periods presented.  These entities are collectively referred to herein as the “Company” or “nCoat.” All intercompany transactions and balances have been eliminated in consolidation.

Business Condition – The accompanying unaudited condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $ 516,453,308 and $51,558 and provided $68,949 but used $185,955 of cash in operating activities during the six months ended June 30, 2009 and 2008, respectively.  At June 30, 2009, the Company has a working capital deficiency of $860,661,557, an accumulated deficit of $879,965,602 and a stockholders’ deficit of $ 857,652,224.  Based on current operations, cash flows from operations have become positive and should remain positive for the remainder of the year; however, the Company will likely face negative income for the first three quarters of the year ending December 31, 2009.  As of June 30, 2009, the Company’s principal sources of liquidity were $74,626 of cash and $457,116 of trade accounts receivable, while current liabilities totaled $ 861,377,427 at that date, of which $700,623,427 relates to notes payable that are due currently. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. It is necessary for the company to raise additional capital to restructure current debenture debt and to pay aged payables.  This may be dilutive to existing shareholders, and could suppress stock values if the number of shares outstanding were to be increased.  This will be difficult to achieve during the current capital market environment and may be difficult to achieve in a more robust capital markets environment.  The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Licensing Revenue Recognition – Fees received from licensing the Company’s technology to customers is recognized over the term of the license agreements. Licensing fees received prior to recognition are accounted for as deferred revenue. Sales revenue excludes lease payments made by customers on facilities used by the Company.

Loss Per Common Share – Basic loss per share is computed by dividing net loss for the period by the weighted-average number of common shares outstanding. The nonvested common shares issued as employee compensation are excluded from the calculation of basic loss per share. Diluted loss per share reflects dilutive potential common shares outstanding during the period. During the twelve months ended December 31 2008, the following anti-dilutive potential common shares were excluded from the calculation of diluted loss per share: 1,837,800 nonvested shares of common stock; 6,601,388,889 shares of common stock issuable upon conversion of notes payable; 32,418,750 shares of common stock issuable upon the exercise of warrants.

Note 2.   Acquisition of MCC, Inc.

On June 29, 2007, nCoat, Inc., completed the acquisition of all the capital stock of Metallic Ceramic Coatings, Inc. ("MCCI"), doing business in the marketplace under the brand of JET-HOT® Coatings. MCCI provides high performance coatings of metal parts for industrial and personal use. In connection with the acquisition of MCCI, the Company entered into a consulting agreement with the former majority shareholder of MCCI whereby the Company is obligated to pay the former majority shareholder consulting fees of $120,000 annually, performance bonuses equal to 2.5% of net sales from new customers, and to purchase, for up to $70,000, an automobile for the consultant. The term of the obligation for the consulting fees and the performance bonuses is through December 31, 2009, and will continue for successive one-year periods unless terminated by either party.

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

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

The common stock into which the Series A Notes are convertible and the related warrants are subject to certain registration rights. Per the registration rights agreement, the Company is obligated obtain the effectiveness of a registration statement, which has not occurred, and to keep the registration statement effective until all the registered shares of common stock are sold by the note holders. If the company fails to obtain effectiveness of the registration statement, the Company is required to pay partial liquidated damages of 1% per month of the aggregate purchase price paid by the Series A note holders, or $90,000 per month. Interest is charged on unpaid damages at the rate of 18% per annum. The Company recognized a registration payment liability at the date of the issuance of the Series A notes and has adjusted the liability to $92,087,993 at June 30, 2009, for estimated payments to be made under the registration rights agreement. The carrying value of the registration payment liability is adjusted to reflect the fair value of the registration payment liability at each balance sheet date.

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

In December 2007, the Company entered into an agreement with the Series A and Series B note holders whereby the Series A and Series B note holders agreed to waive certain triggering events in exchange for the modification of the conversion price to $0.25 per share and for Company agreeing to pay partial liquidated damages to the note holders for triggering events occurring on or after February 29, 2008. However, on February 29, 2008, the Company failed to obtain effectiveness of the required registration statement. On April 1, 2008, July 1, 2008 and on October 1, 2008, the Company failed to pay accrued interest to the Series A and B note holders.  As a result, the Series A and B notes became due on demand at a redemption premium as described above. At June 30,2009, the carrying value of the Series A and B notes has been adjusted to $698,928,588 for the increase in the redemption price.  As of the date of this report there has been only one note holder that has given demand for the redemption of its Series A note.  The note was originally issued May 31, 2007, with the face amount of $1,500,000.  The note holder has previously converted a portion of its note ($42,500) as reflected in the financial statements set forth herein.  The demand is for the remaining balance of the note of $1,457,000 plus interest of $232,183 multiplied by a 115% premium factor for a total demand of $1,963,209.  As of the date of this report, no other demand had been made by the remaining note holders for redemption of the Series A and B Notes. At the October 1, 2008, conversion price of $0.015 per share, the Series A and B Notes are convertible into 6,601,388,889 shares of common stock. However, there are only 400,923,350 authorized, unissued shares of common stock available and, therefore, the notes payable cannot all be converted.

Unpaid accrued interest bears interest at 18% per annum. Under the terms of the Series A and B Notes, the unpaid accrued interest and the unpaid registration payment liability have also been increased by the redemption premium formula described above, which resulted in accrued interest on the Series A and B Notes of $ 62,849,903 and a registration payment liability $ 92,087,993 at June 30, 2009.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Notes payable at June 30, 2009, and December 31, 2008, are summarized as follows:

	June 30	December 31,
	2009	2008
6% $9,000,000 Series A convertible promissory notes; due on demand	$513,486,912	$218,215,000
6% $3,250,000 Series B convertible promissory notes; due on demand	185,441,176	78,812,500
Note payable, bearing interest at prime plus 1.0% (8.25% at December 31, 2007); due March 2011	141,192	146,264
Note payable, bearing interest at prime plus 1.0% (8.25% at December 31, 2007); payable on demand	280,364	280,364
Note payable; bearing interest at 8.35%, due November 7, 2007; in default	-	-
Note payable to bank; secured by equipment; bearing interest at 8.75%: payments due through 2010	-	14,670
Notes payable to a bank; secured by equipment; bearing interest at 6.75% to 7.75%; payments due through 2010	11,438	-
Notes payable, bearing interest at 5%; due September 1, 2007; in default	-	-
Note payable, bearing interest at 6%; payable on demand	-	-
Note payable to a bank; secured by equipment; bearing interest at 6.98%; payable in monthly installments of $4,841 through February 2014	226,869	235,652
Notes payable; bearing interest at 10%; unsecured; due on demand	1,180,000	1,180,000
Total Notes Payable	700,767,951	298,884,450
Less: Current portion	700,623,427	298,734,128
Long-Term Notes Payable	$144,524	$150,322

The fair value of notes payable was determined based upon their short-term redemption requirements and based upon current market interest rates and totaled $700,780,249 at June 30, 2009. Future annual maturities of notes payable as of June 30, 2009, were as follows:
Years Ending December 31:
2009	1,295,932
2010	699,046,643
2011	72,919
2012	57,459
Thereafter	307,296
Total	700,780,249

Note 4. Derivative Warrant Liability

On June 30, 2009 the carrying value of the Series A and B promissory notes increased and their conversion prices decreased to a point that the Company does not have sufficient authorized, unissued shares of common stock to enable the conversion of the promissory notes and the exercise of outstanding warrants. Because the Company may be required to settle the outstanding warrants for cash, they became a derivative liability on March 31, 2008, and their fair value of $612,392 was reclassified from additional paid-in capital to a derivative liability.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Due to decreases in the market value of the Company’s common stock, the fair value of the derivative warrant liability decreased to $120,348 at September 30, 2008, which resulted in the recognition of a gain on the derivative liability valuation of $19,703 during the three months ended September 30, 2008. The fair value of the warrants at September 30, 2008, was determined using the Black-Scholes option pricing model with the following weighted-average assumptions: expected future volatility of 125%, risk-free interest rate of 2.8%, expected dividend yield of 0% and an expected life of 3.17 years. At September 30, 2008, there were 32,418,750 warrants outstanding that were exercisable at a weighted-average price of $0.92 per share. The weighted-average remaining contractual term was 2.42 years.

Note 5. Stock Compensation Plan

On February 2, 2007, the Company adopted a stock award plan (the “Plan”) and began awarding shares of common stock and shares of non-vested common stock to employees and consultants as compensation. The non-vested shares vest over periods ranging from immediately upon being issued to four years. If an employee terminates employment with the Company prior to the shares vesting, the non-vested portion of the shares are be forfeited and returned to the Company. As of June 30, 2009, employees holding 235,000 non-vested shares have terminated their employment with the Company but have not forfeited and returned those shares to the Company. The Company is at risk that it may not obtain back the forfeited shares. Accordingly, the Company has not accounted for those shares as forfeited.

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

A summary of the status of the Company’s nonvested shares of common stock as of June 30, 2009:

		Weighted-Average
		Award-Date
Nonvested Shares of Common Stock	Shares	Fair Value
Award	13,309,090	$0.144
Vested	(10,902,190)	$0.129
Forfeited	(402,000)	$0.129
Nonvested at December 31, 2008	2,004,900	$0.139

As of December 31, 2008, there was $100,471 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.4 years from December 31, 2008.There were no additional vestitures in the second quarter of 2009.

Note 6. Common Stock

In August, 2008, the Company received a Notice of Conversion from one of the Holders of Notes, seeking to convert $25,000 into common shares at $.02 per share.  The Company issued 1,250,000 to satisfy this conversion.

In May, 2009, the Company received a Notice of Conversion from one of the Holders of Notes, seeking to convert $7,500 into common shares at $.0015 per share. The Company issued 5,000,000 to satisfy this conversion.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 7. Deferred Income Taxes

Deferred income taxes consisted of the following:
	June 30	December 31
	2009	2008
Deferred Tax Liabilities
Property and equipment	$299,899	$293,344
Intangible assets	331,455	1,146,574
Total Deferred Tax Liabilities	631,354	1,439,918
Deferred Tax Assets
Allowance for doubtful accounts	107,755	120,008
Accrued PTO	210,477	210,477
Operating loss carryforwards	7,374,202	6,640,543
Total Deferred Tax Assets	7,692,434	6,971,028
Valuation Allowance	(7,061,080)	(5,531,110)
Net Deferred Tax Liability	$-	$-

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

Overview

nCoat continues to focus on its core business of providing high quality, nano-scale and micronized particle surface treatment materials (coatings) that provide heat management, corrosion management, abrasion reduction, and porosity reduction to multiple mature industries. We focus on creating a competitive company with scalable processes, equipment and facilities to meet customer demand and to provide newly innovated nano-formulated materials with novel properties.

Our principal business strategy includes the following components:

Internal Organic Growth. We have integrated into the existing “book of business” of our two acquired subsidiaries, which creates additional product offerings  for both entities as cross sales opportunities from the sister company’s product lines. Operationally we have created common core formulations that represent the best-of-breed from all sources acquired or owned. Our emphasis on the after-market retail customer continues to be one of the two major segments of our business.  In additional to the aftermarket sector, we continue to develop customers in the OEM market segment. nCoat products are becoming more recognized as a standard product for reducing corrosion and heat in diesel engines. The initial market for these products has been heavy duty over-the-road diesel engine trucks. nCoat is now beginning to expand into other sub-segments of the diesel engine markets including marine, locomotives, military vehicles and sea-going vessels, recreational vehicles, stationary generators, pumps and other fixed applications, agriculture, heavy duty equipment, aftermarket re-manufactured engines and other areas. In addition, we are expanding our customer base in gasoline powered engines as well including into increased activity in motorcycle and racing venues. A strong source for internal organic growth in the next three years is the continued emphasis by the manufacturers of diesel, gasoline and hybrid fueled engines to meet demanding environmental requirements imposed on their respective industries as we seek to improve emissions, fuel economy and safety. nCoat also continues to innovate new nano-products that meet the needs of our customers. nCoat is in beta testing of a new anti-oxidation nano-coating to eliminate discoloration of chrome on vehicle exhaust systems. This product appears to be a unique innovation that to the knowledge of the Company is not offered by any other competitive company. nCoat expects these kinds of new products to create cross selling opportunities with existing customers and opportunities to expand the market base with product offerings to existing and new market segments. nCoat expects these product opportunities to add to the internal growth of our customer base and revenues. Because of our initial focus on automotive, trucking, motorcycles and recreational vehicles, we expect that our revenues will remain subject to (1) seasonal build schedules of our OE and aftermarket customers, (2) volume adjustments dictated by macro-economic conditions, and (3) changing consumer spending trends. Year to date, Company revenues are down approximately twenty percent (20%) as our customers have adjusted to lower consumer demand consumer confidence in current and future economic conditions. We have not lost any major accounts during this period of reductions in manufacturing output, however, total unit volumes in our largest market segment are significantly reduce year-over-year from 2008 levels and year-over-year 2008 levels were significantly reduced from 2007 levels. Until current economic trends and credit restrictions improve, we expect that our revenues from existing customers will not substantially improve.

Licensed Application and Joint Venture Development. We continue to work to develop technology licensing and/or joint venture business agreements to establish on-site coatings application as part of the assembly-line process within the manufacturing and/or assembly process of a large customer. This business model will become increasing viable as nCoat products continue to gain acceptance in our targeted markets and as we increase volume production to levels that make on-site licensing financially viable for our customers. nCoat currently has two OEM customers employing a licensing model and we continue to have discussions with other prospects.  The savings on handling, shipping, inventory, logistics management and other similar expenses that comes from having the on-site process is the principle benefit for our larger customers. Prime targets for licensed applications include engine builders, vehicles manufactures, engine re-manufacturers, automotive parts manufacturers, and other major industry applications.

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

Acquisitions.  We completed the acquisition, transition and integration of HPC and MCCI which have given us a base of operations and market presence. We have minimized work on merger and acquisition activity during the current global economic downturn and to reduce expenses in our current condition of low available cash. As capital, the economy and opportunities allow, we may identify new specific target companies in target markets for acquisition.

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

In the second quarter, 2009, we identified additional research and development opportunities with NC A&T and continue to develop technology prospects toward commercialization.

Completed Acquisitions

The acquisitions of HPC and Jet-Hot have created certain market strengths for the combined company. As a whole, the combination of the companies gives nCoat the opportunity to scale our operations to meet larger OE customer demands.

Acquisition of MCCI/Jet-Hot

With respect to the acquisition of Jet-Hot in June, 2007, we have realized key synergies which include:

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

Since the acquisition of JET-HOT, we have gradually transition most aftermarket product sales and services across all companies into JET-HOT to leverage the JET-HOT brand in the marketplace for consumer products and we have gradually transitioned most OE product sales and services to HPC to leverage the HPC brand for engineered products for industry applications.

Company contact information

Our headquarters’ address is 7237 Pace Drive, P.O. Box 38, Whitsett, NC 27377, and our phone number is (336) 447-2000.

Results of Operations

Performance in First Six Months of 2009 Compared to First Six Months of 2008

Performance Overview

The comparative revenue for the three months ending June 30, 2008, to June 30, 2009, shows a decrease of $1,609,265 or 27.9%.   Aftermarket sales began to experience declines in June, 2008 as consumer confidence plummeted and uncertain and negative economic conditions began to impact consumer spending. Quarter over quarter aftermarket sales experienced 60% reduction in the fourth quarter of 2008 as economic conditions and consumer uncertainty worsened. In the first and second quarters of 2009, aftermarket sales were down 32.7% compared to the first six months of last year.  Additionally, OEM sales have been negatively impacted by reductions in demand with diesel engine manufacturers. Many diesel manufacturers ceased production of new 2009 model trucks choosing to sell out existing inventories and prepare for new 2010 model year vehicles which are required to meet new EPA emissions standards. The weakness in this sector may continue into the third quarter of 2009, although we have seen some renewal in 2009 engine platform production. Media sources continue to report year-over-year engine build rates the past two years as being down over 60% from pre-2007 levels.

In 2007, our diesel engine manufacturing customers were required to introduce new engine platforms to meet new Environmental Protection Agency (EPA) requirements to lower harmful particulates in engine emissions in order to comply with Federal clean air standards. nCoat sells and applies corrosion resistant coatings created to protect engines from corrosive agents in the emissions re-circulated during use of new technology that aides diesel emissions systems to meet these new standards. The new standards affected those engine platforms commencing in 2007 and the complete 2007 year was a period of “wait and see” as the new engineering was road-proven prior to the acceptance by the market.  The downturn of active new unit purchases was further affected by the dramatic increase in fuel prices, rapid and broad tightening of available credit in response to global financial turbulence, followed by the economic recession. Additionally, the national economic downturn and severe limitations on corporate credit resources beginning in the fall of 2008 continued the limitations of unit sales. Until economic activity shows signs of rebounding, and liquidity returns to the financial markets, transportation companies will defer capital expenditures on rolling stock.  Once markets begin to thaw a combination of aging fleets, increasing EPA requirements and potential government incentives will ultimately produce an increased volume of production to relieve the demand.  Our earliest expectation would be the fourth quarter of 2009, but this weakness may continue into 2010 and beyond.

Cost of Sales

Cost of sales was $2,301,522 for the first six months of 2009, a reduction of 38% from the same period last year.  The company continues to realize efficiencies stemming from closing Mississippi and Utah plant locations.  Additionally we continue to improve processes and reduce variable cost and waste through our lean manufacturing program and Six-Sigma management training. In the second quarter, six members of our management and supervisory team achieved Six Sigma black-belt designations after completing training provided to the company by North Carolina State University as a free service from the North Carolina Department of Commerce as an economic incentive to the our company.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2009, decreased by approximately $1,041,000 or 32% over same period 2008 expenses.  Management has instituted a number of steps designed to reduce these expenses including:

1) Closing Mississippi and Utah plant locations, relocating their capacity to other existing facilities and consolidating the JET-HOT and HPC plants in Arizona.

2)  Increasing the effectiveness of communications and reducing unnecessary travel.

3)  Realigning upper management positions to more closely track the size and present revenues of the Company.

Sales and Marketing Expense

Sales and marketing expense for the three months ended June 30, 2009, decreased by approximately $24,000 or 7% compared to the same period in 2008.  Management has restructured the marketing and sales group, revamped commission structure and reduced print advertising expense. However, management believes some expense reductions have impacted aftermarket sales and OE sales and that further reductions to advertising and direct marketing and sales efforts will adversely impact both aftermarket and OE sales efforts and thereby revenues and the overall financial condition of the Company. Management believes that some increase in marketing and sales expenditures will be necessary to sustain sales and customer services.

Interest Expense

Management’s greatest concern remains that all of the significant positive changes that have been made to reach operating profitability have been overshadowed by the great impact seen in our financial reports of the interest expense is attributed to the contractual redemption premium computations.  We are in technical default under the terms of the Series A and Series B Promissory Notes and hence are subject to the premium computed on a redemption right granted to the holders of the Notes. As of the date of this report management has received demand from one note holder for the redemption of its Series A note.  The note was originally issued May 31, 2007 with the face amount of $1,500,000.  The note holder has previously converted a portion of its note ($35,000) as reflected in the financial statements set forth herein.  The demand was later withdrawn, and the same investor converted $7,500 at a share price of $.0015 for 5,000,000 shares in May of this year. No other demand has been made by the remaining note holders for redemption of the Series A and B Notes. We have had no indication from the other Note holders of demand, or other negative impacts and are working to complete further negotiations with them in order to restructure the triggering events which have lead to the accounting entries.

Earnings per Share

As a result of the share exchange transaction discussed in the overview section above, exercise of warrants and conversion of debt, the number of outstanding shares increased to 107,108,606 as of June 30, 2009.  For the six month period ended June 30, 2009 there was a loss per share of 4.82.

Financial Statements, One-Time Charges and Capital Expenditures

Cost reduction activities have been underway since our anticipated funding was only partially completed in 2007.  We continue to realize reductions in personnel, consolidation of facilities and emphasis on lean and efficient manufacturing practices.  Our resulting operational savings have been encouraging.

1.          Facilities – Since the first quarter of 2007, facilities have been shut down in Mississippi and Utah and consolidated in Arizona.  The capacity was shifted to other existing facilities, reducing our overhead and improving our labor productivity.

Our plans call for a second OEM production line in North Carolina in 2009 at a cost of approximately $250,000 for its installation.  Most of this cost will be for installation of existing equipment which has already been relocated due to the consolidation of the Mississippi, Utah and Arizona plant locations.

2.          Personnel - The Company has reduced the workforce from over 200 employees in July, 2007 to approximately 116 employees as of June 30, 2009.  This decrease comes from operating plants more efficiently and reducing the number of plant locations.  Additionally the first quarter of last year included some management positions which presumed full funding of our investments and subsequent growth.  The current management staff level is in line with existing business levels.  We continue to focus on completion of Standard Operating Procedure documentation, preparation of information systems, accounting, human resource, production, communications, mixing and blending, strategic finance and other systems to accommodate rapid growth from internal and acquisition growth.

3.          Research and Development – Our expenditures for research and development were $160,418 for the six months ended June 30, 2009.  Expenditures for the first six months of 2008 totaled $215,747.

4.          Financing - Expenses in the first six months of 2009 show Redemption premium interest expense of $515,614,712.  This is the current calculation for the penalty associated with the default on the A and B notes discussed at length elsewhere in this report.

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

At December 31, 2008 we are in technical breech of the Securities Purchase Agreement and the related Series A and B Convertible Notes and Registration Agreement (collectively the “Note Agreement”). This technical breech is due to our failure to pay partial liquidating damages and failure to pay interest nCoat is attempting to negotiate a restructure of these debenture notes to provide a work out arrangement favorable to both current debenture holders and shareholders. To accomplish this restructure, nCoat must raise in the next twelve (12) months, additional capital to satisfy negotiated demands of the current debenture holders and to pay aged accounts payables current owed by nCoat to its vendors. Capital raised to this end may (1) be accomplished in a debt instrument which will incur debt to the Company, and/or (2) be raised in an equity offering which may create significant dilution to current shareholders, or (3) not be completed at all. nCoat is seeking through negotiations to restructure all outstanding penalties, interest, carrying charges and principal accrued under the current debenture notes.  Any changes to the agreement or to accounting treatment described herein will be reflected in subsequent periods.

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

We have been active in our attempt to reduce our losses and conserve cash.  We have had a reduction in work force and reduced the number of employees by more than 80.  We consolidated operations and eliminated three facilities in 2008.  During the first six months of 2009 certain members of the executive staff elected to defer all or a portion of their salaries totaling $221,000

At June 30, 2009, we had assets of $ 4,136,644 and current liabilities of $861,377,427 of which the redemption premium set forth above comprises 97% of that total.  Any amounts owed to related parties have no specific terms of repayment and bear no interest.

Off Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include operating leases for it production facilities and office space.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Information in this section will be added once an audit has been completed.

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

RISKS RELATED TO NCOAT BUSINESS

nCoat has not completed an audit of its financial statements as of the date of the filing of the Annual Report for the year ended December 31, 2008, and as such, the financial statements filed with the Annual Report are not audited, and the interim quarterly financial statements in the Quarterly Report for the three months ended March 31, 2009, were not reviewed.

As of the date of filing of the Company’s Annual Report for the year ended December 31, 2008 with the SEC, nCoat had not been able to accumulate enough cash reserves to pay its public auditor to complete the audit of nCoat’s financials statements for the year ended December 31, 2008.  Accordingly, the Annual Report on Form 10-K for the year ended December 31, 2008 and filed on April 15, 2009 with the SEC, does not include audited financial statements.  Additionally, the Company’s auditors did not review the financial statements included in the Quarterly Report for the quarter ended March 31, 2009.  Moreover, neither the Company’s auditors nor its outside legal counsel reviewed either the Annual Report for the year ended December 31, 2008, or the Quarterly Report for the three months ended March 31, 2009.  As such, such reports may contain material misstatements or omissions.

The Company intends to use some of the proceeds of this offering to obtain an audit of the December 31, 2008, financial statements and a review of the March 31, 2009, quarterly interim financial statements, and to update and amend the Annual and Quarterly Reports which will be reviewed by the Company’s auditors and outside legal counsel.  However, there may be material changes to both the Annual and Quarterly Reports as a result of these amendments.

nCoat has been in technical default on its debenture notes for over fifteen (15) months and owes substantial amounts of interest, penalties, liquidated damages and default fees to its debenture holders.

Because of cash shortfalls beginning in September, 2007, nCoat has not paid cash interest payments to its debenture holders since October, 2007. nCoat paid interest in stock for the third quarter of 2007, but has not paid interest in any form since that time. Subject to provisions of the documentation governing technical and/or actual default of the debenture financings, nCoat is subject to significant increases in interest rates, increases in principal owed, compounded penalties for non-payment of interest and principal, liquidated damages, and other penalties, many of which are tied to changes in nCoat’s public stock prices. With nCoat’s current stock price around $.01/share, penalties create exorbitant cash and stock penalties currently owed by nCoat to its debenture holders. While nCoat has been in continual contact with its debenture holders and has reached a verbal agreement to restructure terms favorable to nCoat, there can be no assurance that such and agreement will ever be completed and nCoat could be subject to a declaration of actual default and thereby be subject to partial or complete liquidation of its assets by debenture holders.

nCoat is seeking a restructure of its current debenture debt and agreements and must raise additional capital to accomplish this restructure.

As mentioned above herein, nCoat is in technical default on its current debenture financing. nCoat is seeking and attempting to negotiate a restructure of these debenture notes to provide a work out arrangement favorable to both current debenture holders and shareholders. To accomplish this restructure, nCoat is using this Offering to raise additional capital to satisfy negotiated demands of the current debenture holders and to pay aged accounts payables currently owed by nCoat to its vendors. No assurance can be made the terms of the capital raise will provide enough capital to repay all Company debt or satisfy all current demands on the Company. There can be no assurance that nCoat will raise needed capital in time to forestall actual default of its debentures and subsequent possible liquidation of its assets.

Current global, national and local economic conditions have affected nCoat revenues in both aftermarket and OEM market sectors and these revenue decreases may continue for the foreseeable future.

The current global economic crisis world-wide in general has had a dramatic negative impact on key industries from which nCoat derives a significant portion of its revenue and most of its profitability. Automotive revenues decreased in the fourth quarter of 2008 by 55% over same period revenues in 2007. Heavy duty truck sales have decreased 65% over 2007 and 2008 when compared with sales the two years previous. Consumer confidence and spending have decreased to levels not seen for the last 40 years. These factors have had a negative impact on nCoat revenues in both OEM and aftermarket market segments. nCoat total revenues in the fourth quarter of 2008 decreased 20% year over year with aftermarket sales decreasing over 40% in the same period. nCoat expects revenues in these sectors to remain low or experience additional decreases in OEM and aftermarket sales until automotive, trucking, motorcycle and aircraft sales begin to increase.

nCoat, HPC, and nTech  have a limited operating history.

We are a company with limited operating history and experience.  nCoat, Inc. was also limited in its operating history prior to the merger with Tylerstone. It had acquired HPC, a company with a 23-year operating history with all but the last seven years in performance automotive markets. While HPC’s operating history in its historical primary market is strong, commercial success in the new OEM markets is limited.  MCCI historical operating history is similar to that of HPC.  nTech was formed three years ago and therefore has less operating history than nCoat or any of its other subsidiaries.  Therefore both the Company and all its operating subsidiaries have a limited number of current customers in the new target markets. Further, both the Company and its operating subsidiaries have experienced the need to refocus manufacturing to handle increased volume of OEM orders, which has required significant corporate cash resources and required significant management attention to accomplish. This change led to reduced cash reserves for operations and management disruption to the core after-market business. In addition, activities necessary to transition and integrate acquired companies and to consolidate operating facilities, management, employees and systems have required significant capital and management and employee time and attention. Recent negative impacts of the global financial crisis and subsequent decreased nCoat revenues have also required management time and attention.  To meet its business plan, the Company will need to remain focused on business prospects, develop structured management and personnel responsibilities, and develop expansion plans for product development, production and customer services that can remain ahead of the prospective growth or shrinkage based on market conditions and financial status.

We will require substantial working capital to implement our business plan.

Projected success and growth are dependent on sufficient working capital to fund operations and product development. Management originally engaged investment bankers to assist in raising substantial capital via the sale of the Series A and Series B Notes and Warrants.  Included in the capital raise discussed as part of this Offering is additional capital to sufficiently fund operations, fund expansion of sales efforts, fund expansion of production capacity and operations, fund the development and growth of our products mix.  There is no assurance that if this offering is not successful or is only partially successful, any additional funds will be available or available on terms and conditions acceptable to the Company.  Further, if we are successful in raising such funds, there can be no assurance that such funds will be sufficient or that such operational activities will be successful within the anticipated timeframe. In such case, we could be required to seek additional investment on terms available in the marketplace, which could materially increase corporate indebtedness, subject us to high interest rates and/or dilute shareholders’ ownership positions. Furthermore, the failure to obtain additional working capital, if needed, could prevent us from achieving our business objectives.

We have incurred continuing losses, and we may not be able to operate profitably in the future

Through March 31, 2009, nCoat incurred losses totaling $ (486,242,555) and had negative shareholders’ equity of $(849,754,849)]. While nCoat achieved positive operating income for the same reporting period, penalties, premiums and other charges relating to non-payment of the Company’s Series A and B Convertible Debentures created substantial losses. If we are unable to complete a restructure of the debt represented by the Company’s Series A and B Convertible Debentures and continue to generate positive operating income and attain consistent profitability we may need to cease operations or seek protection under the bankruptcy laws.

We are experiencing a significant liquidity crisis and we may not obtain sufficient funding to continue operations.

We are experiencing a significant liquidity crisis. A number of our vendors have turned our accounts over to collection agencies, and at March 31, 2009, we had accounts payable in excess of $3.4 million over 120 days past due. At March 31, 2009, we had cash on hand of $31,960, and net trade receivables of $492,212. We do not generate sufficient cash from our operations in any given month to meet our financing expenses and fund our operations. We have an immediate need for financing to pay such overdue accounts and restructure our Series A and B Convertible Debenture debt. Because we generate only enough income to support our current operations, we need immediate financing of approximately $2,500,000 to pay aged payables and notes on current terms.  There can be no assurance such financing will be available, or available on terms acceptable to the Company. If we are unable to obtain such financing, we will be unable to pay our liabilities, and we may need to cease operations or file for bankruptcy protection.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our financial statements for the year ended December 31, 2007.

Because our Annual Report for 2008 did not contain audited financial statements for 2008, we included in that report a note from our 2007 Annual Report on Form 10-K.  Because we generated significant losses and required additional working capital to continue operations, our independent registered accounting firm included in its report for the year ended December 31, 2007 an explanatory paragraph to the effect that these conditions raised substantial doubt about our ability to continue as a going concern. We expect that given current financial conditions of the Company, the independent auditors would include a similar or identical statement in our current financial statements upon completion of the audit of those statements.

Our business strategy includes dependence on strategic partnerships with well-established corporations for business growth and development.

Our business strategy includes, among other elements, the development of long-term strategic partnerships with well-established corporations.  These companies include large original equipment manufacturers (OEMs) that build parts, engines, pistons, or other components in the automotive, trucking, motorcycle and gas and oil industries with which we could leverage our business using their book of business, or brand identification in the industry.  We can not dictate to those companies their business activities regarding our partnership, however, we expect to enter into agreements that will allow us to influence the partnership for mutual success.   Our growth in this area of our business plan may be limited if we are either unable to identify and partner with these larger companies, or in the course of the partnership we are unable to execute our business plans.

Our products and technologies are subject to technological change and obsolescence.

Our products are subject to competitive technological advances and new competitive product introductions. Current competitors or new market entrants could introduce products with features that render products sold by the Company less marketable or obsolete. In addition, some of our services to large accounts provide products enabling customers’ technology to efficiently operate. There can be no assurances that our customers will continue to utilize their current technology innovations that require our products and services. New technology innovations that do not require our products and services may be used. Our future success will depend, to a certain extent, on the ability to adapt to technological change and to address market needs. There can be no assurance that we will be able to keep pace with technological change or the demands of the marketplace.

Many of our competitors may have greater capitalization or be better positioned in our markets.

The coatings industry includes large commodity coating providers, including BASF, DuPont, Dow Chemical, Pittsburg Paint & Glass, and Sherwin-Williams to name some of the largest.  Although we are in a much smaller niche segment of the coatings industry which includes a large number of small and regional providers, these larger companies may elect to develop or acquire operations and marketing into our niche of high performance coatings.  These competitors possess greater capitalization, market presence and sales and distribution channels than the company and could, if they elected to directly compete, eliminate market advantages currently enjoyed by nCoat leading to significant loss of revenue and consequently lead to our failure.

Certain nCoat technologies are in the early stages of development.

While we do have marketable formulations that include formulas and coatings that we employ in generating revenues, we also have additional technologies that are not yet incorporated in our market mix.  Our business plan is based, in part, on our ability to create additional nanoparticle formulations that exceed the performance of a number of our current coatings , as well as developing additional methods to improve the application process.   We are developing coatings with greater thermal, corrosion, abrasion, and porosity protection capabilities, with methods that will allow us to create more plant throughput for our OEM volume clients and direct development of new materials that will provide higher levels of performance.  Some of our technologies are in an early stage of development while others are in late stages of development but not yet launched in broad market applications. These technologies have not been extensively marketed or laboratory tested. In order to fully validate the commercial feasibility of the technologies, additional product research and development and extensive testing must be done.  Any failures experienced by our technologies while in product development could negatively impact our performance and ability to achieve our business objectives.

We may experience difficulty integrating future acquisitions.

While cash constraints and significant debt overhang currently prevent us from acquiring other companies, one of the elements of our business strategy which may be executed in the future is to continue to acquire other coatings companies. With each of the potential targets, we undertake extensive due diligence to understand all aspects of the acquisition target, including its history, management, markets, operations, marketing, sales, finance, personnel, assets, intellectual property, risks, reputation, strengths, weaknesses, opportunities, threats, and synergies, etc. of all domestic and international business operations. Experience has shown that discovering all of the issues inherent in an acquisition leading to total seamless operations between us and the acquired company is impossible.  We may, in the course of future acquisitions, meet unexpected difficulties in transitioning and integrating a new acquisition.  Areas of potential difficulty may include inexperience in certain markets, actions of previous owners, management or employees of the acquired company, lack of anticipated synergy with our core business, and/or missing historical information.  Any of these issues may result in increased expenses, decreased revenues, loss of key personnel, or other impacts which could negatively affect the Company.  In each acquisition nCoat negotiates a holdback of a portion of the purchase consideration for a period of time as we integrate the operations of the acquisition. There can be no assurance that the amount held back will be sufficient to offset the losses or expenses incurred should problems arise.

Our processes and equipment are subject to the risk of unexpected failures.

Our manufacturing processes are extremely specialized and depend on critical pieces of equipment, such as air compressors, ovens, application machinery, conveyor systems, overhead cranes, vehicles, computer and communications systems and other machinery that may have to be repaired or replaced. On occasion, equipment may be out of service as a result of unanticipated failures which may result in material plant shutdowns or periods of reduced production with significant expense and time delay. Interruptions in production capabilities will inevitably increase production costs and reduce nCoat sales and earnings. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated natural or man-caused events such as fires, explosions, floods, natural disasters, adverse weather conditions, or other unforeseen conditions. Furthermore, any interruption in production capability may require us to make large capital expenditures to remedy the situation, which could have a negative effect on our profitability and cash flows. Although we have business interruption insurance, management cannot provide any assurance that the insurance will cover all losses that could occur as a result of the equipment failures or that insurance payments will be received by the Company in time to replace or repair damaged equipment and/or facilities. In addition, longer-term business disruption could result in a loss of customers. If this were to occur, future sales levels, and therefore profitability, could be adversely affected.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or “SOX 404,” the Securities and Exchange Commission (“SEC”) adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. The Company’s management has evaluated the Company’s internal control systems in order to allow management to report thereon, and independent auditors to attest to, the Company’s internal controls as required by these requirements of SOX 404. Under current law, the Company was subject to these requirements beginning with the management report for the annual report for the fiscal year ending December 2007 and auditor attestation for the Company’s 2008 annual report. Management can provide no assurance that the Company will be able to comply with all of the requirements imposed thereby. There can be no assurance that the Company will receive a positive attestation from the independent auditors. In the event nCoat identifies significant deficiencies or material weaknesses in its internal controls that cannot be remediated in a timely manner or management is unable to receive a positive attestation from the independent auditors with respect to the Company’s internal controls, investors and others may lose confidence in the reliability of the Company’s financial statements.

RISKS RELATED TO MANAGEMENT OF THE COMPANY

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

Paul Clayson, our Chief Executive Officer and Chairman of our Board and Terry R. Holmes, our President and Chief Operating Officer, serve as officers for other companies.  In addition to serving as our Chief Executive Officer and Chairman of our Board, Mr. Clayson also serves as the President and Chief Operating Officer and equity partner of Sequoia Pacific Research Company, Inc. (“SPRC”), a nano-technology research, development and technology licensing company that presently has no day-to-day operating activity.  Mr. Clayson devotes approximately 100% of his professional time, to our business. Mr. Holmes serves as Chief Executive Officer and Chairman of the Board of Telnetz, Inc., an ASP telephony and web service company and as Chief Executive Officer and Chairman of SPRC. In addition, he is involved with other business interests, which collectively require little involvement on a day-to-day business effort.  Mr. Holmes devotes virtually 100% of his professional time to our business.  Messrs. Clayson’s and Holmes’ involvement with other businesses have been handled after hours, and at time when there has been no conflict to date.  One of the risks we face, however, may be the point in time where outside business involvement may cause them to allocate their time and services between us and other entities. Consequently, they may give priority to other matters over our needs which may materially cause us to lose their services temporarily which could affect our operations and profitability.

We are dependent on the services of our technical personnel.

The loss of any key personnel could have a material adverse impact on our business. Our future success depends, to a significant extent, on its ability to attract, train and retain technical personnel. Recruiting and retaining capable personnel, particularly those with expertise in the industry, are vital to success. There is substantial competition for qualified technical personnel, and there can be no assurance that we will be able to attract or retain such personnel. If it is unable to attract and retain qualified employees, the Company may be materially and adversely affected.

RISKS RELEATED TO OWNERSHIP OF OUR STOCK

The market price of our common stock likely will be volatile and beyond our control.

As we are a new company in the public market, the market price for our shares is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

•
•	Announcements of technological or competitive developments;
•	Regulatory developments in target markets affecting the Company, customers or competitors;
•	Announcements regarding patent litigation or the issuance of patents to the Company or its competitors;
•	Announcements regarding new financings, acquisitions or other financial transactions;
•	Announcements of studies and reports relating to the conversion efficiencies of anticipated products of the Company or those of its competitors;
•	Actual or anticipated fluctuations in nCoat quarterly operating results;
•	Changes in financial estimates by securities research analysts;
•	Changes in the economic performance or market valuations of other high performance coating industry companies;
•	Addition or departure of the Company’s executive officers and key personnel;
•	Release or expiry of resale restrictions on other outstanding common shares;
•	Sales or perceived sales of additional shares to raise working capital
•	Announcements of changes in status of debenture debt including either triggering of any actual default or elimination of debenture debt due to restructuring
•	Global, national, regional or local economic conditions; and/or
•	Multiple additional unforeseen factors.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies in general or our Company in specific. These market fluctuations may also have a material adverse effect on the market price of the Company’s shares.

Our ownership is highly concentrated in a few individuals.

There is a large portion of our stock owned by few individuals. Approximately 45.5% of our present outstanding voting securities are beneficially owned by a few shareholders. As a result, they possess significant influence and can elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions. This concentrated ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer. In addition, we anticipate additional financing efforts in order to complete our business strategy. Some or all of such financing may be acquired by a single person or a relatively small group of persons that could have the effect of further concentrating the ownership. In addition, the Company has fewer than 150 total shareholders. This limited number of shareholders could create limited liquidity in daily trading activity and create wider price swings between buyers bids and sellers offers to sell.

Trading in our common stock is limited.

Our common stock is quoted on the Pink Sheet OTC Electronic Markets (“Pink Sheets”). The Pink Sheets is a significantly more limited liquidity market than the New York Stock Exchange or NASDAQ system or the OTC Bulletin Board. The quotation of our shares on the Pink Sheets may result in a less liquid market available for existing and potential stockholders to trade shares of its common stock, could depress the trading price of its common stock and could have a long-term adverse impact on our ability to raise capital in the future.

We previously traded on the OTC Bulletin Board, but became ineligible for continued listing due to our untimely public filings.  Although the Company’s management intends to become and remain current in its public filing obligations, there can be no guarantee that the Company will be able to remain current or qualify for listing on the OTC Bulletin Board or other market or trading facility in the near future or ever.

The trading market for our common stock is limited, and investors who purchase common stock in this offering may have difficulty selling their shares.

The public trading market for our common stock is limited.  As of the date of this Agreement, our common stock was listed on the Pink Sheets.  Nevertheless, an established, vibrant public trading market for our common stock may be slow to develop or, if developed, it may not be able to be sustained.  The Pink Sheets is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than other markets.  Purchasers of our common stock therefore may have difficulty selling their shares should they desire to do so.

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

First Tennessee Bank v. MCC Inc. and Michael Novakovic, Case No. CH-09-0558-1 Shelby County Chancery Court for the Thirtieth Judicial District at Memphis, TN.  On April 17th, 2009 First Tennessee filed a complaint against MCC Inc. and Michael Novakovic (collectively, the “Plaintiffs”) claiming breach of contract regarding a promissory note.  This note was originated February 15, 2007 by MCC Inc.  Mike Novakovic subsequently purchased the note from First Tennessee, and negotiations are underway by the company for settlement and renewed payments with him at this time.  The Complaint brings claims for accelerated balance due on the note for $240,384.

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

On May 22, 2009 the Company issued 5,000,000 shares of its common stock as the result of a partial conversion of a Note holder’s interest, reducing the Note by $7,500.

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

None.

Item 5 – Other Information

None.

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

nCoat, Inc
(Registrant)

Date: August 14, 2009	Paul Clayson
Paul Clayson
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2009	Paul Clayson
Paul Clayson
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)