Form 10-Q
period 2009-09-30
nCoat, Inc.
filed 2009-11-16
CIK 1157443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended September 30, 2009

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
Yes ☐  No ☒

As of November 14, 2009, there were 117,441,939 shares of the registrant’s common stock, $0.0001 par value, outstanding.

nCoat, Inc.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

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
FINANCIAL INFORMATION
Item 1 – Financial Statements

NCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30	December 31
	2009	2008
ASSETS	(Unaudited)	(Unaudited)
Current Assets
Cash	$127,789	$42,134
Trade receivables, net	540,438	767,160
Inventory	116,130	88,778
Other current assets	53,668	99,281
Deferred income tax assets	-	-
Total Current Assets	838,025	997,353
Property and Equipment, net	1,250,473	1,677,037
Intangible Assets, net	1,895,196	2,375,091
Total Assets	$3,983,694	$5,049,481

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$3,640,211	$3,476,203
Accrued liabilities	1,035,593	794,571
Accrued Interest	73,429,634	17,872,582
Accrued Registration Liability	111,932,549	23,358,690
Deferred revenue	509,174	759,176
Current portion of notes payable	700,800,372	298,734,128
Derivative Premium Payable	120,348	120,348
Accrued consulting obligation	-	500,000
Current portion of obligations under capital leases	140,287	121,988
Total Current Liabilities	891,608,168	345,737,686
Long-Term Liabilities
Notes payable, net of current portion	204,953	150,322
Obligations under capital leases , net of current portion	63,298	206,112
Deferred income taxes	97,262	97,262
Total Long-Term Liabilities	365,513	453,696
Stockholders' Equity (Deficit)
Common stock - $0.0001 par value; 500,000,000 shares authorized; 112,108,606 shares outstanding	11,211	10,211
Additional paid-in capital	22,309,667	22,295,667
Accumulated deficit	(910,310,865)	(363,447,779)
Total Stockholders' Equity (Deficit)	(887,989,987)	(341,141,901)
Total Liabilities and Stockholders' Equity (Deficit)	$3,983,694	$5,049,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Sales	$1,772,758	$2,563,447	$5,922,597	$8,206,374
Cost of Goods Sold	924,598	1,378,613	3,226,120	5,088,583
Gross Profit	848,160	1,184,834	2,696,477	3,117,791
Operating Expenses
General and Administrative Expense	$532,029	1,309,340	2,714,067	4,107,659
Research and Development Costs	$80,209	80,710	240,627	296,456
Sales and Marketing Expenses	$153,160	162,525	457,680	491,350
Total Operating Expenses	765,398	1,552,575	3,412,374	4,895,465
(Loss) from Operations	$82,762	(367,741)	(715,897)	(1,777,674)
Redemption premium interest expense	$(30,422,790)	(45,503,225)	(545,995,002)	(95,347,496)
Other Interest expense	$(5,235)	(68,845)	(87,672)	(536,261)
Gain on derivative liability valuation	$-	19,703	-	492,044
Net Loss	$(30,345,263)	$(45,920,108)	$(546,798,571)	$(97,169,387)
	-	-
Basic and Diluted Loss per Share	$(0.27)	$(0.46)	$(4.88)	$(0.98)
Basic and Diluted Weighted-Average Shares Outstanding	112,108,606	99,076,650	112,108,606	99,076,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
For the Nine Months Ended September 30, 2009
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2008(Unaudited)	102,108,606	$10,211	$22,295,667	$(363,512,294)	$(341,206,416)
Shares issued upon conversion of
accrued interest					-
Compensation related to vested and
nonvested shares issued to employees,
net of forfeitures					-
Reclassification of fair value of warrants
to derivative liability.					-
Partial conversion of convertible note					-
Conversion of convertible note 5/22/2009	5,000,000	500	7,000		7,500
Conversion of convertible note 8/04/2009	5,000,000	500	7,000		7,500
Net Loss				(546,798,571)	(546,798,571)
Balance - September 30, 2009 (Unaudited)	112,108,606	$11,211	$22,309,667	$(910,310,865)	$(887,989,987)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net loss	$(546,798,571)	$(97,169,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	451,576	451,298
Amortization of intangible assets	479,895	539,394
Compensation expense paid by issuance of common stock	-	247,696
Redemption premium on notes payable recognized as interest expense	545,995,002	95,347,516
Gain on derivitave warrant liability		(492,044)
Changes in assets and liabilities:
Accounts receivable	226,722	(203,582)
Inventory	(27,352)	20,055
Other current assets	45,613	(36,832)
Accounts payable	164,008	771,779
Deferred revenue	(250,002)	629,333
Accrued liabilities	241,022	112,151
Net Cash Provided by Operating Activities	527,913	217,377
Cash Flows From Investing Activities
Purchase of property and equipment	(25,000)	(53,325)
Net Cash Used in Investing Activities	(25,000)	(53,325)
Cash Flows From Financing Activities
Proceeds from issuance of notes payable	250,000	500,000
Proceeds from issuance of stock	7,500
Principal payments on notes payable	(550,243)	(811,276)
Principal payments under capital lease obligations	(124,515)	(113,147)
Net Cash Used in Financing Activities	(417,258)	(424,423)
Net Increase (Decrease) in Cash	85,655	(260,371)
Cash At Beginning of Period	42,134	295,961
Cash At End of Period	$127,789	$35,590
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$489,910	$489,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

Note 1. Basis of Presentation

Interim Financial Statements – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements included in the Company’s amended annual report on Form 10-K/A filed with the Securities and Exchange Commission on April 15, 2009, which also remains unaudited at the date of this filing. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2009.

Nature of Operations – nCoat, Inc., and its subsidiaries specialize in materials science research and licensing, and the commercialization, distribution and application of nano-scale as well as multiple non-nano surface coatings. The Company’s specialized coatings are used by the automotive, diesel engine, trucking, recreational vehicle, motorcycle, aerospace and oil and gas industries for heat management, corrosion resistance, friction reduction, porosity management, bond strength and appearance.  Corporate offices and operations headquarters are located in Whitsett, North Carolina, and application operations are conducted at facilities located in Oklahoma City, Oklahoma; Quakertown, Pennsylvania; Tempe, Arizona; and Whitsett, North Carolina.

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

Business Condition – The accompanying unaudited condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $ 546,798,571 and $97,169,387 and provided $527,913 and $217,377 of cash in operating activities during the nine months ended September 30, 2009 and 2008, respectively.  At September 30, 2009, the Company has a working capital deficiency of $890,770,143, an accumulated deficit of $910,310,865 and a stockholders’ deficit of $887,989,865.  Based on current operations, cash flows from operations have become positive and should remain positive for the remainder of the year; however, the Company will likely face negative income for the first three quarters of the year ending December 31, 2009.  As of September 30, 2009, the Company’s principal sources of liquidity were $127,789 of cash and $540,438 of trade accounts receivable, while current liabilities totaled $891,608,168 at that date, of which $700,800,372 relates to notes payable that are due currently. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. It is necessary for the company to raise additional capital to restructure current debenture debt and to pay aged payables.  This may be dilutive to existing shareholders, and could suppress stock values if the number of shares outstanding were to be increased.  This will be difficult to achieve during the current capital market environment and may be difficult to achieve in a more robust capital markets environment.  The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

Note 2.   Acquisition of MCC, Inc.

On June 29, 2007, nCoat, Inc., completed the acquisition of all the capital stock of Metallic Ceramic Coatings, Inc. ("MCCI"), doing business in the marketplace under the brand of JET-HOT® Coatings. MCCI provides high performance coatings of metal parts for industrial and personal use. In connection with the acquisition of MCCI, the Company entered into a consulting agreement with the former majority shareholder of MCCI whereby the Company is obligated to pay the former majority shareholder consulting fees of $120,000 annually, performance bonuses equal to 2.5% of net sales from new customers, and to purchase, for up to $70,000, an automobile for the consultant. The term of the obligation for the consulting fees and the performance bonuses is through December 31, 2009, and will continue for successive one-year periods unless terminated by either party. Due to low cash flow, nCoat has not paid consulting fees for 11 months accruing a total liability of $110,000. In addition, a bank note with First Tennessee Bank was obtained and personally guaranteed by Consultant prior to nCoat purchase of MCCI in the amount of $226,869. In June, 2009, First Tennessee Bank called the note due and payable in full from nCoat due to slow payments to the bank. Consultant satisfied the personal guarantee for the bank note by purchasing the note from First Tennessee Bank. nCoat will execute an agreement shortly with Consultant to pay the Consultant $200,000 for the remaining balance of the note at twelve percent (12%) interest over thirty six (36) months beginning December 1, 2009. In addition, nCoat will pay the Consultant $90,000 over twenty four (24) months with no interest to complete the obligation of consulting fees.

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

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

The common stock into which the Series A Notes are convertible and the related warrants are subject to certain registration rights. Per the registration rights agreement, the Company is obligated to obtain the effectiveness of a registration statement within six months of the execution of Series A and B Notes, and to keep the registration statement effective until all the registered shares of common stock are sold by the note holders. nCoat did not file the registration statement within six months, however, under amendments to SEC Rule 144 in 2007, all stock converted by debentures holders of the Series A and B Notes were eligible to be issued without restrictive legend six months from the date of the SEC Ruling. As of February 1, 2008, stock eligible for conversion under the Series A and B Notes were eligible to be issued without restrictive legend.  However, under the original agreement, if the company fails to obtain effectiveness of the registration statement, the Company is required to pay partial liquidated damages of 1% per month of the aggregate purchase price paid by the Series A note holders, or $90,000 per month. Interest is charged on unpaid damages at the rate of 18% per annum. The Company recognized a registration payment liability at the date of the issuance of the Series A notes and has adjusted the liability to $111,932,549 at September 30, 2009, for estimated payments to be made under the registration rights agreement. The carrying value of the registration payment liability is adjusted to reflect the fair value of the registration payment liability at each balance sheet date.

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

In December 2007, the Company entered into an agreement with the Series A and Series B note holders whereby the Series A and Series B note holders agreed to waive certain triggering events in exchange for the modification of the conversion price to $0.25 per share and for the Company agreeing to pay partial liquidated damages to the note holders for triggering events occurring on or after February 29, 2008. However, on February 29, 2008, the Company failed to obtain effectiveness of the required registration statement. On April 1, 2008, July 1, 2008, October 1, 2008, January 1, 2009, April 1, 2009, July 1, 2009 and October 1, 2009 the Company failed to pay accrued interest to the Series A and B note holders.  As a result, the Series A and B notes became due on demand at a redemption premium as described above. At September 30, 2009, the carrying value of the Series A and B notes has been adjusted to $698,935,588 for the increase in the redemption price.  As of the date of this report there has been only one note holder that has given demand for the redemption of its Series A note.  The note was originally issued May 31, 2007, with the face amount of $1,500,000.  The note holder has to date issued four conversion demands on the following dates and for the following amounts:  December 1, 2008 for $10,000, May 22, 2009 for $7,500, August 21, 2009 for $7,500, and October 8, 2009 for $8,000, as reflected in the financial statements set forth herein.  The demand is for the remaining balance of the note of $1,457,000 plus interest of $232,183 multiplied by a 115% premium factor for a total demand of $1,963,209.  As of the date of this report, no other demand had been made by the remaining note holders for redemption of the Series A and B Notes. At the October 1, 2009, conversion price of $0.015 per share, the Series A and B Notes are convertible into 7,473,907,067 shares of common stock. However, there are only 400,923,350 authorized, unissued shares of common stock available and, therefore, the notes payable cannot all be converted.

Unpaid accrued interest bears interest at 18% per annum. Under the terms of the Series A and B Notes, the unpaid accrued interest and the unpaid registration payment liability have also been increased by the redemption premium formula described above, which resulted in accrued interest on the Series A and B Notes of $ 73,420,637 and a registration payment liability $ 111,932,549 at September 30, 2009.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Notes payable at September 30, 2009, and December 31, 2008, are summarized as follows:

	September 30	December 31,
	2009	2008
6% $9,000,000 Series A convertible promissory notes; due on demand	$513,479,412	$218,215,000
6% $3,250,000 Series B convertible promissory notes; due on demand	185,441,176	78,812,500
Note payable, bearing interest at prime plus 1.0% (8.25% at December 31, 2007); due March 2011	141,192	146,264
Note payable, bearing interest at prime plus 1.0% (8.25% at December 31, 2007); payable on demand	280,364	280,364
Note payable to bank; secured by equipment; bearing interest at 8.75%: payments due through 2010	-	14,670
Notes payable to a bank; secured by equipment; bearing interest at 6.75% to 7.75%; payments due through 2010	6,312
Note payable to a bank; secured by equipment; bearing interest at 6.98%; payable in monthly installments of $4,841 through February 2014	226,869	235,652
Note Payable, bridge loan, on demand	250,000
Notes payable; bearing interest at 10%; unsecured; due on demand	1,180,000	1,180,000
Total Notes Payable	701,005,325	298,884,450
Less: Current portion	700,800,372	298,734,128
Long-Term Notes Payable	$204,953	$150,322

The fair value of notes payable was determined based upon their short-term redemption requirements and based upon current market interest rates and totaled $701,005,325 at September 30, 2009. Future annual maturities of notes payable as of September 30, 2009, were as follows:

Years Ending December 31:
2009	1,295,932
2010	699,504,740
2011	72,919
2012	57,459
Thereafter	74,275
Total	701,005,325

Note 4. Derivative Warrant Liability

On September 30, 2009 the carrying value of the Series A and B promissory notes increased and their conversion prices decreased to a point that the Company does not have sufficient authorized, unissued shares of common stock to enable the conversion of the promissory notes and the exercise of outstanding warrants. Because the Company may be required to settle the outstanding warrants for cash, they became a derivative liability on March 31, 2008, and their fair value of $612,392 was reclassified from additional paid-in capital to a derivative liability.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

Note 5. Stock Compensation Plan

On February 2, 2007, the Company adopted a stock award plan (the “Plan”) and began awarding shares of common stock and shares of non-vested common stock to employees and consultants as compensation. The non-vested shares vest over periods ranging from immediately upon being issued to four years. If an employee terminates employment with the Company prior to the shares vesting, the non-vested portion of the shares are be forfeited and returned to the Company. As of September 30, 2009, employees holding 235,000 non-vested shares have terminated their employment with the Company but have not forfeited and returned those shares to the Company. The Company is at risk that it may not obtain back the forfeited shares. Accordingly, the Company has not accounted for those shares as forfeited.

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

A summary of the status of the Company’s nonvested shares of common stock as of September 30, 2009:

		Weighted-Average
		Award-Date
Nonvested Shares of Common Stock	Shares	Fair Value
Award	13,309,090	$0.144
Vested	(10,902,190)	$0.129
Forfeited	(402,000)	$0.129
Nonvested at December 31, 2008	2,004,900	$0.139

As of December 31, 2008, there was $100,471 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.4 years from December 31, 2008. There were no additional vestitures in the third quarter of 2009.

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

In August, 2009, the Company received a Notice of Conversion from one of the Holders of Notes, seeking to convert $7,500 into common shares at $.0015 per share. The Company issued 5,000,000 to satisfy this conversion.

In October, 2009, the Company received a Notice of Conversion from one of the Holders of Notes, seeking to convert $8,000 into common shares at $.0015 per share. The Company issued 5,333,333 to satisfy this conversion.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 7. Deferred Income Taxes

Deferred income taxes consisted of the following:

	September 30	December 31
	2009	2008
Deferred Tax Liabilities
Property and equipment	$451,576	$293,344
Intangible assets	479,895	1,146,574
Total Deferred Tax Liabilities	931,471	1,439,918
Deferred Tax Assets
Allowance for doubtful accounts	109,906	120,008
Accrued PTO	210,477	210,477
Operating loss carryforwards	7,374,202	6,640,543
Total Deferred Tax Assets	7,694,585	6,971,028
Valuation Allowance	(6,763,114)	(5,531,110)
Net Deferred Tax Liability	$-	$-

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

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.  The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole.  This discussion should be read in conjunction with our financial statements as of September 30, 2009, and the year then ended and the notes accompanying those financial statements.

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

Our principal business strategy includes the following components:

Internal Organic Growth. We have integrated the existing “book of business” of our two acquired subsidiaries, which creates additional product offerings for both entities as cross sales opportunities from the sister company’s product lines. Operationally we have created common core formulations that represent the best-of-breed from all sources acquired or owned. Our emphasis on the after-market retail customer continues to be one of the two major segments of our business.  In addition to the aftermarket sector, we continue to develop customers in the OEM market segment. HPC has now been focused on Original Equipment Manufacturing (OEM) application and development accounts and the JET-HOT (MCCI) brand has been focused on aftermarket applications. nCoat products are becoming more recognized as a standard product for reducing corrosion and heat in diesel engines. The initial market for these products has been heavy duty over-the-road diesel engine trucks. nCoat is now beginning to expand into other sub-segments of the diesel engine markets including marine, locomotives, military vehicles and sea-going vessels, recreational vehicles, stationary generators, pumps and other fixed applications, agriculture, heavy duty equipment, aftermarket re-manufactured engines and other areas. In addition, we are expanding our customer base in gasoline powered engines as well including into increased activity in motorcycle and racing venues. A strong source for internal organic growth in the next three years is the continued emphasis by the manufacturers of diesel, gasoline and hybrid fueled engines to meet demanding environmental requirements imposed on their respective industries as we seek to improve air quality of exhaust emissions, fuel economy and safety. nCoat also continues to innovate new nano-products that meet the needs of our customers. nCoat continues to beta test a new anti-oxidation nano-coating to eliminate discoloration of chrome on vehicle exhaust systems. nCoat expects these kinds of new products to create cross selling opportunities with existing customers and opportunities to expand the market base with product offerings to existing and new market segments. nCoat expects these product opportunities to add to the internal growth of our customer base and revenues. Because of our initial focus on automotive, trucking, motorcycles and recreational vehicles, we expect that our revenues will remain subject to (1) seasonal build schedules of our OE and aftermarket customers, (2) volume adjustments dictated by macro-economic conditions, and (3) changing consumer and corporate spending trends. Year to date, Company revenues are down approximately twenty percent (20%) as our customers have adjusted to lower consumer demand consumer confidence in current and future economic conditions. We have not lost any major accounts during this period of reductions in manufacturing output, however, total same period unit volumes for the first and second quarters of 2009 in our largest market segment were significantly reduced year-over-year from 2008 levels. All 2008 unit volumes were significantly reduced from 2007 levels. In the middle of the third quarter, 2009, we began to receive significant unit volume increases from diesel engine manufactures for 2009 model year engines to meet increasing demand for 2009 model year trucks prior to the universal introduction of new 2010 engine platforms mandated by the EPA. From mid-third quarter to the present, we continue to receive unit volumes approximately two times higher than comparable period unit volumes from 2008. We expect this production level to continue through year end 2009 at which time we will likely experience a significant reduction in unit volumes upon introduction of new 2010 model year engines. We expect weaker volumes to continue from January through June 2010 at which time customers are projecting sharp volume increase from July through year end 2010.

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

Licensing Intellectual Property.  We continue to enter into protected “field of use” licensing with manufacturers that are tier-one suppliers of large OEM companies or who deploy a licensed application or joint venture model as described above. However, unlike the licensed application and/or joint venture model where application expertise and management control are inherent elements of the model, our “field of use” license agreements supply proprietary coatings to third parties already applying coating at their plants.  The license agreements will be limited to targeted applications and industries where nCoat is not likely to engage in application services in the future and are structured as joint ventures to avoid creating competition in our own current market space.

Acquisitions.  We completed the acquisition, transition and integration of HPC and MCCI which have given us a base of operations and market presence. We have minimized work on merger and acquisition activity during the current global economic downturn and to reduce expenses in our current condition of low available cash. As capital, the economy and opportunities allow, we may identify new specific target companies in target markets for acquisition. There may be selective opportunities to acquire or merge with companies significantly affected by recent economic turbulence wherein valuations or ability to operate without adequate cash flow or access to credit or capital render businesses unable to continue without strategic options. Where prudent and within guidelines and restrictions of current Company investment contracts, we many consider strategic opportunities to increase revenue, gross margins, profitability marketshare.

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

Currently, nCoat executives either chair or are members of technology commercialization committees for both NC A&T university as a whole and for the Engineering Resource Center principally located at CAMSS. In the third quarter, 2009, nCoat continued identifying additional research and development opportunities with NC A&T and continued to develop technology prospects toward commercialization.

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
2.         JET-HOT plants are built for high through-put and packaging of individual aftermarket production. HPC plants are built for high volume of OEM parts production. Key strengths of each company have been used to create best-of-breed know-how at all operating plants.
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
9.         JET-HOT had more thermal barrier customers than HPC. HPC had more corrosion resistance and lubritic coatings customers than JET-HOT. Cross selling now occurs in each company’s customer base to attempt to raise same-customer revenue. In addition, JET-HOT did not sell internal engine coatings. Their product line was for coatings on external parts only. HPC internal engine coatings are now offered to all of JET-HOT’s approximate 9000 annual individual aftermarket customers.
10.           Beginning October 15, 2009, nCoat closed the Pennsylvania operating plant of JET-HOT and consolidated equipment and application services principally to North Carolina. We  expect to complete the disassembly and transport of all assets from the Pennsylvania to North Carolina vacate the premise by December 31, 2009. The Pennsylvania lease expires January 31, 2010.

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

Company contact information

Our headquarters’ address is 7237 Pace Drive, P.O. Box 38, Whitsett, NC 27377, and our phone number is (336) 447-2000.

Results of Operations

Performance in First Nine Months of 2009 Compared to First Nine Months of 2008

Performance Overview

The comparative revenue for the nine months ending September 30, 2008, to September 30, 2009, shows a decrease of $2,283,777 or 27.8%.   Aftermarket sales began to experience declines in June, 2008 as consumer confidence plummeted and uncertain and negative economic conditions began to impact consumer spending. Quarter over quarter aftermarket sales experienced 60% reduction in the fourth quarter of 2008 as economic conditions and consumer uncertainty worsened. In the first, second and third quarters of 2009, aftermarket sales were down 30.9% compared to the first nine months of 2008.  Additionally, OEM sales have been negatively impacted by reductions in demand with diesel engine manufacturers.

In 2007, our diesel engine manufacturing customers were required to introduce new engine platforms to meet new Environmental Protection Agency (EPA) requirements to lower harmful particulates in engine emissions in order to comply with Federal clean air standards. nCoat sells and applies corrosion resistant coatings created to protect engines from corrosive agents in the emissions re-circulated during use of new technology that aides diesel emissions systems to meet these new standards. The new standards affected those engine platforms commencing in 2007 and the complete 2007 year was a period of “wait and see” as the new engineering was road-proven prior to the acceptance by the market.  The same cycle is repeating in 2009 in anticipation of introduction of new 2010 model year engines. The downturn of active new unit purchases was further affected by the dramatic increase in fuel prices, rapid and broad tightening of available credit in response to global financial turbulence, followed by the economic recession. Additionally, the national economic downturn and severe limitations on corporate credit resources beginning in the fall of 2008 continued the limitations of unit sales. Until economic activity shows signs of rebounding, and liquidity returns to the financial markets, transportation companies will defer capital expenditures on rolling stock.

Many diesel manufacturers ceased production of new 2009 model trucks in April 2009 choosing to sell out existing inventories and prepare for new 2010 model year vehicles which are required to meet new EPA emissions standards. However, currently, the average age of the heavy duty (Class 8) truck fleet across America is currently at the oldest level in fifteen years. The new EPA restrictions forcing multiple engine platform changes in recent years, economic conditions, and lack of available credit and capital have all forestalled sales of new trucks. Media sources continue to report year-over-year engine build rates the past two years as being down over 60% from pre-2007 levels. Because the final new EPA mandated engine platform change for over-the-road Class 8 trucks occurs beginning January 2010 and because credit and capital deficiencies began to ease in the third quarter, many fleet truck buyers placed orders for new 2009 trucks prior to the January 2010 platform change. The significant unit volume increases from diesel engine manufactures for 2009 model year engines to meet increasing demand for 2009 model year trucks has placed our capacity utilization of our North Carolina plant at 100% and our Oklahoma plant at 75%. Ramp up of labor, materials and equipment to meet demand has strained cash flows throughout the third quarter, however we have carefully managed cash to capture new opportunities. Diesel engines customers expect demand for 2010 engines to be weak as the fleet buyers test new model year engines and vehicles through an adaption cycle lasting approximately through the first and second quarters of 2010. Our customers are projecting third and fourth quarters in 2010 to experience vigorous sales as truck fleets continue to age and as buyers now can purchase new trucks without concern of future forced engine platform changes.

Cost of Sales

Cost of sales was $3,226,120 for the first nine months of 2009, a reduction of 36.6% from the same period last year.  Cost of Sales as a percentage of sales for the nine months ending September 30, 2009 and 2008 were 54% and 62% respectively. The company continues to realize efficiencies stemming from closing Mississippi, Utah and now Pennsylvania plant locations.  Additionally we continue to improve processes and reduce variable cost and waste through our lean manufacturing program and Six-Sigma management training. In the third quarter, seven members of our management and supervisory team achieved Six Sigma black-belt designations after completing training provided to the company by North Carolina State University as a free service from the North Carolina Department of Commerce as an economic incentive to the our company.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2009, decreased by approximately $1,393,592 or 33.9% over same period 2008 expenses. General and administrative expenses as a percentage of sales for the nine months ending September 30, 2009 and 2008 were 46% and 50% respectively. Management has instituted a number of steps designed to reduce these expenses including:

1) Closing Mississippi, Utah and Pennsylvania plant locations, relocating their capacity to other existing facilities and consolidating the JET-HOT and HPC plants in Arizona.

2)  Increasing the effectiveness of communications and reducing unnecessary travel.

3)  Realigning upper management positions to more closely track the size and present revenues of the Company.

Sales and Marketing Expense

Sales and marketing expense for the three months ended September 30, 2009, decreased by approximately $33,670 or 6% compared to the same period in 2008. Sales and marketing expenses as a percentage of sales for the nine months ending September 30, 2009 and 2008 were 8% and 6% respectively.  Management has restructured the marketing and sales group, revamped commission structure and reduced print advertising expense. However, management believes some expense reductions have impacted aftermarket sales and OE sales and that further reductions to advertising and direct marketing and sales efforts will adversely impact both aftermarket and OE sales efforts and thereby revenues and the overall financial condition of the Company. Management believes that some increase in marketing and sales expenditures will be necessary to sustain sales and customer services.

Interest Expense

Management’s greatest concern remains that all of the significant positive changes that have been made to reach operating profitability have been overshadowed by the great impact seen in our financial reports of the interest, premiums, penalties, carrying charges and warrant expenses attributed to the contractual redemption premium computations. We are in technical default under the terms of the Series A and Series B Promissory Notes and hence are subject to the premium computed on a redemption right granted to the holders of the Notes. As of the date of this report management has received demand from one note holder for the redemption of its Series A note.  The note was originally issued May 31, 2007 with the face amount of $1,500,000.  The note holder has previously converted a portion of its note ($50,000) as reflected in the financial statements set forth herein.  The demand was later withdrawn, and the same investor converted $7,500 at a share price of $.0015 for 5,000,000 shares in May of this year, another $7,500 at a share price of $.0015 for 5,000,000 shares in August of this year and another $8,000 at a share price of $.0015 for 5,333,333 shares in October of this year. No other demand has been made by the remaining note holders for redemption of the Series A and B Notes. We have had no indication from the other Note holders of demand, or other negative impacts and continue to work to complete further negotiations with them in order to restructure the debenture agreements to satisfy the triggering events which have lead to the accounting entries. We expect that to restructure the Notes, we will need to raise additional capital which may lead to debt or equity obligation of the Company that will cause dilution to shareholders and/or indebtedness to the Company in exchange for concessions by current Note holders.

Earnings per Share

As a result of the share exchange transaction discussed in the overview section above, exercise of warrants and conversion of debt, the number of outstanding shares increased to 112,108,606 as of September 30, 2009.  For the nine month period ended September 30, 2009 there was a loss per share of 4.88.

Financial Statements, One-Time Charges and Capital Expenditures

Cost reduction activities have been underway since our anticipated funding was only partially completed in 2007.  We continue to realize reductions in personnel, consolidation of facilities and emphasis on lean and efficient manufacturing practices.  Our resulting operational savings have been encouraging.

1.          Facilities – Since the first quarter of 2007, facilities have been shut down in Mississippi, Utah and Pennsylvania and two facilities in Arizona consolidated to one.  The capacity was shifted to other existing facilities, reducing our overhead and improving our labor productivity.

Our plans call for a second OEM production line in North Carolina in 2010 at an installation cost of approximately $400,000. Installation of this line in 2009 was postponed due to cash flow.  Most of this cost will be for installation of increased electrical capacity at our North Carolina plant and existing equipment which has already been relocated due to the consolidation of the Mississippi, Utah, Arizona and Pennsylvania plants.

2.          Personnel - The Company reduced the workforce from over 200 employees in July, 2007 to approximately 107 employees as of June 30, 2009.  This decrease came from operating plants more efficiently, reducing the number of plant locations, and revenue decreases from economic conditions. From June 30, 2009 to October 30, 2009, our total workforce increased to 132 to meet customer demand. Many of these jobs are part-time positions as we expect some production weakness in the first and second quarters of 2010. Labor increases have been in production operations only as we continue to decrease general and administrative labor as prudent.  Current management staff level is in line with existing business levels.  We continue to focus on updating our Standard Operating Procedure documentation, preparation of information systems, accounting, human resource, production, communications, mixing and blending, strategic finance and other systems to accommodate potential rapid growth from internal and acquisition growth.

3.          Research and Development – Our expenditures for research and development were $240,627 for the nine months ended September 30, 2009.  Expenditures for the first nine months of 2008 totaled $296,456.

4.          Financing - Expenses in the first nine months of 2009 show Redemption premium interest expense of $545,995,002.  This is the current calculation for the penalty associated with the default on the A and B notes discussed at length elsewhere in this report.

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

At December 31, 2008 we are in technical breech of the Securities Purchase Agreement and the related Series A and B Convertible Notes and Registration Agreement (collectively the “Note Agreement”). This technical breech is due to our failure to pay partial liquidating damages and failure to pay interest nCoat is attempting to negotiate a restructure of these debenture notes to provide a work out arrangement favorable to both current debenture holders and shareholders. To accomplish this restructure, nCoat must raise in the next twelve (12) months, additional capital to satisfy negotiated demands of the current debenture holders and to pay aged accounts payables current owed by nCoat to its vendors. Capital raised to this end may (1) be accomplished in a debt instrument which will incur debt to the Company, and/or (2) be raised in an equity offering which may create significant dilution to current shareholders, (3) a combination of numbers 1 and 2 above, or (4) not be completed at all. nCoat is seeking through negotiations to restructure all outstanding penalties, interest, carrying charges and principal accrued under the current debenture notes.  Any changes to the agreement or to accounting treatment described herein will be reflected in subsequent periods.

Although no demand has been made (other than the one mentioned above that was made and then withdrawn), the Note Agreement provides that in the event of a breech, within the first 12 months following closing, the holders are entitled to demand immediate redemption of all, or any portion of, the face value of the Series A Notes and Series B Notes, along with a redemption premium.  This premium is the greater of 25% or the product of a multiplicand whose numerator is the stock price on the day of the default trigger event divided by the weighted market price at the beginning of each month thereafter.  As a result, the full face value of the Notes and redemption premium are shown on our Balance Sheet as current liabilities in our annual report at December 31, 2008 and in the financials of this report.

We have been active in our attempt to reduce our losses and conserve cash.  We have had a reduction in work force and reduced the number of employees to levels appropriate for our production demands.  We consolidated operations and eliminated three facilities in 2008 and one in 2009.  During the first nine months of 2009 the two senior executives of the Company have deferred all their salaries and certain other employees elected to defer portions of their salaries totaling $506,426.

At September 30, 2009, we had assets of $3,983,694 and current liabilities of $891,608,168 of which the redemption premium set forth above comprises 98% of that total.  Any amounts owed to related parties have no specific terms of repayment and bear no interest.

Off Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include operating leases for it production facilities and office space.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Information in this section will be added once an audit has been completed.

Item 4T – Controls and Procedures

Management’s Report On Internal Control Over Financial Reporting

Evaluation of disclosure controls and procedures. All financial information contained in this report is unaudited and un-reviewed.  The last accounting firm review of any of our quarterly filings was as of September 30, 2008. nCoat has not produced enough cash flow to pay the auditors to complete the audit by the publication date any report since that time including this September 30, 2009 report. Upon payment of the audit fees, the auditors will complete the audit and an amended Form 10K and 10Q will be filed. All figures are presented in accordance with Generally Accepted Accounting Principles (GAAP), but have not been tested or validated by an outside firm as of yet.  As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, and its Vice President of Finance of its disclosure controls and procedures (as defined by Rules13a — 15(e)and 15d-15(e)under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer and the Vice President of Finance concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal Controls over Financial Reporting

There have been no changes in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

RISKS RELATED TO NCOAT BUSINESS

nCoat has not completed an audit of its financial statements as of the date of the filing of the Annual Report for the year ended December 31, 2008, and as such, the financial statements filed with the Annual Report are not audited, and the interim quarterly financial statements in the Quarterly Reports for the first, second or third quarters of 2009, were not reviewed.

As of the date of filing of the Company’s Annual Report for the year ended December 31, 2008 with the SEC, nCoat had not been able to accumulate enough cash reserves to pay its public auditor to complete the audit of nCoat’s financial statements for the year ended December 31, 2008.  Accordingly, the Annual Report on Form 10-K for the year ended December 31, 2008 and filed on April 15, 2009 with the SEC, does not include audited financial statements.  Additionally, the Company’s auditors did not review the financial statements included in the Quarterly Report for the quarters ending March 31, June 30 or September 30, 2009.  Moreover, neither the Company’s auditors nor its outside legal counsel reviewed either the Annual Report for the year ended December 31, 2008, or the Quarterly Reports for the first nine months ending September 30, 2009.  As such, such reports may contain material misstatements or omissions.

The Company intends to use some of the proceeds of a future capital acquisition to obtain an audit of the December 31, 2008, financial statements and a review of the March 31, June 30, and September 30, 2009, quarterly interim financial statements, and to update and amend the Annual and Quarterly Reports which will be reviewed by the Company’s auditors and outside legal counsel.  However, there may be material changes to both the Annual and Quarterly Reports as a result of these amendments.

nCoat has been in technical default on its debenture notes for over eighteen (18) months and owes substantial amounts of interest, penalties, liquidated damages and default fees to its debenture holders.

Because of cash shortfalls beginning in September, 2007, nCoat has not paid cash interest payments to its debenture holders since October, 2007. nCoat paid interest in stock for the third quarter of 2007, but has not paid interest in any form since that time. Subject to provisions of the documentation governing technical and/or actual default of the debenture financings, nCoat is subject to significant increases in interest rates, increases in principal owed, compounded penalties for non-payment of interest and principal, liquidated damages, and other penalties, many of which are tied to changes in nCoat’s public stock prices. With nCoat’s current stock price under $.01/share, penalties create exorbitant cash and stock penalties currently owed by nCoat to its debenture holders. While nCoat has been in continual contact with its debenture holders and is attempting to reached a verbal agreement to restructure terms favorable to nCoat, there can be no assurance that such and agreement will ever be completed and nCoat could be subject to a declaration of actual default and thereby be subject to partial or complete liquidation of its assets by debenture holders.

nCoat is seeking a restructure of its current debenture debt and agreements and must raise additional capital to accomplish this restructure.

As mentioned above herein, nCoat is in technical default on its current debenture financing. nCoat is seeking and attempting to negotiate a restructure of these debenture notes to provide a work out arrangement favorable to both current debenture holders and shareholders. To accomplish this restructure, nCoat may need to raise additional capital to satisfy negotiated demands of the current debenture holders and to pay aged accounts payables currently owed by nCoat to its vendors. No assurance can be made the terms of the capital raise will provide enough capital to repay all Company debt or satisfy all current demands on the Company. There can be no assurance that nCoat will raise needed capital in time to forestall actual default of its debentures and subsequent possible liquidation of its assets.

Current global, national and local economic conditions have affected nCoat revenues in both aftermarket and OEM market sectors and these revenue decreases may continue for the foreseeable future.

The current global economic crisis world-wide in general has had a dramatic negative impact on key industries from which nCoat derives a significant portion of its revenue and most of its profitability. Automotive revenues decreased in the fourth quarter of 2008 by 55% over same period revenues in 2007. Heavy duty truck sales have decreased 65% over 2007 and 2008 when compared with sales the two years previous and largely remain at significant lows to previous years. Consumer confidence and spending decreased to levels not seen for the last 40 years. These factors have had a negative impact on nCoat revenues in both OEM and aftermarket market segments. nCoat total revenues in the fourth quarter of 2008 decreased 20% year over year with aftermarket sales decreasing over 40% in the same period. With the limited exception of OE diesel engine sales in the third and fourth quarters of 2009, nCoat expects revenues in these sectors to remain low or experience additional decreases in OEM and aftermarket sales until automotive, trucking, motorcycle and aircraft sales begin to increase consistently.

nCoat, HPC, MCCI and nTech have a limited operating history.

nCoat is a company with limited operating history and experience.  nCoat, Inc. was also limited in its operating history prior to the merger with Tylerstone. It had acquired HPC, a company with a 23-year operating history with all but the last seven years in performance automotive markets. While HPC’s operating history in its historical primary market is strong, commercial success in the new OEM markets is limited.  MCCI historical operating history is similar to that of HPC.  nTech was formed three years ago and therefore has less operating history than nCoat or any of its other subsidiaries.  Therefore both the Company and all its operating subsidiaries have a limited number of current customers in the new target markets. Further, both the Company and its operating subsidiaries have experienced the need to refocus manufacturing to handle increased volume of OEM orders, which has required significant corporate cash resources and required significant management attention to accomplish. This change led to reduced cash reserves for operations and management disruption to the core after-market business. In addition, activities necessary to transition and integrate acquired companies and to consolidate operating facilities, management, employees and systems have required significant capital and management and employee time and attention. Recent negative impacts of the global financial crisis and subsequent decreased nCoat revenues have also required management time and attention.  To meet its business plan, the Company will need to remain focused on business prospects, develop structured management and personnel responsibilities, and develop expansion plans for product development, production and customer services that can remain ahead of the prospective growth or shrinkage based on market conditions and financial status.

We will require substantial working capital to implement our business plan.

Projected success and growth are dependent on sufficient working capital to fund operations and product development. Management originally engaged investment bankers to assist in raising substantial capital via the sale of the Series A and Series B Notes and Warrants.  Included a possible capital raise would be additional capital to sufficiently fund operations, fund expansion of sales efforts, fund expansion of production capacity and operations, fund the development and growth of our product mix.  There is no assurance that any future capital will be available or available on terms and conditions acceptable to the Company.  Further, if we are successful in raising such funds, there can be no assurance that such funds will be sufficient or that such operational activities will be successful within the anticipated timeframe. In such case, we could be required to seek additional investment on terms available in the marketplace, which could materially increase corporate indebtedness, subject us to high interest rates and/or dilute shareholders’ ownership positions. Furthermore, the failure to obtain additional working capital, if needed, could prevent us from achieving our business objectives.

We have incurred continuing losses, and we may not be able to operate profitably in the future

Through September 30, 2009, nCoat incurred losses totaling $(546,798,571) and had negative shareholders’ equity of $(887,989,987). While nCoat achieved positive operating income for the same reporting period, penalties, premiums and other charges relating to non-payment of the Company’s Series A and B Convertible Debentures created substantial losses. If we are unable to complete a restructure of the debt represented by the Company’s Series A and B Notes and continue to generate positive operating income and attain consistent profitability we may need to cease operations or seek protection under the bankruptcy laws.

We are experiencing a significant liquidity crisis and we may not obtain sufficient funding to continue operations.

We continue to experience a significant liquidity crisis. A number of our vendors have turned our accounts over to collection agencies, and at September 30, 2009, we had accounts payable in excess of $3.6 million over 120 days past due. At September 30, 2009, we had cash on hand of $127,789, and net trade receivables of $540,438. We do not generate sufficient cash from our operations in any given month to meet our financing expenses and fund our operations. We have an immediate need for financing to pay such overdue accounts and restructure our Series A and B Convertible Debenture debt. Because we generate only enough income to support our current operations, we need immediate financing to pay aged payables and notes on current terms.  There can be no assurance such financing will be available, or available on terms acceptable to the Company. If we are unable to obtain such financing, we will be unable to pay our liabilities, and we may need to cease operations or file for bankruptcy protection.

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

Our business strategy includes, among other elements, the development of long-term strategic partnerships with well-established corporations.  These companies include large original equipment manufacturers (OEMs) that build parts, engines, pistons, or other components in the automotive, trucking, motorcycle and gas and oil industries with which we could leverage our business using their book of business, or brand identification in the industry.  We cannot dictate to those companies their business activities regarding our partnership, however, we expect to enter into agreements that will allow us to influence the partnership for mutual success.   Our growth in this area of our business plan may be limited if we are either unable to identify and partner with these larger companies, or in the course of the partnership we are unable to execute our business plans.

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

While we do have marketable formulations that include formulas and coatings that we employ in generating revenues, we also have additional technologies that are not yet incorporated in our market mix.  Our business plan is based, in part, on our ability to create additional nanoparticle formulations that exceed the performance of a number of our current coatings, as well as developing additional methods to improve the application process.   We are developing coatings with greater thermal, corrosion, abrasion, and porosity protection capabilities, with methods that will allow us to create more plant throughput for our OEM volume clients and direct development of new materials that will provide higher levels of performance.  Some of our technologies are in an early stage of development while others are in late stages of development but not yet launched in broad market applications. These technologies have not been extensively marketed or laboratory tested. In order to fully validate the commercial feasibility of the technologies, additional product research and development and extensive testing must be done.  Any failures experienced by our technologies while in product development could negatively impact our performance and ability to achieve our business objectives.

We may experience difficulty integrating future acquisitions.

While cash constraints and significant debt overhang currently complicate acquiring other companies, one of the elements of our business strategy which may be executed in the future is to continue to acquire other coatings companies. With each of the potential targets, we undertake extensive due diligence to understand all aspects of the acquisition target, including its history, management, markets, operations, marketing, sales, finance, personnel, assets, intellectual property, risks, reputation, strengths, weaknesses, opportunities, threats, and synergies, etc. of all domestic and international business operations. Experience has shown that discovering all of the issues inherent in an acquisition leading to total seamless operations between us and the acquired company is impossible.  We may, in the course of future acquisitions, meet unexpected difficulties in transitioning and integrating a new acquisition.  Areas of potential difficulty may include inexperience in certain markets, actions of previous owners, management or employees of the acquired company, lack of anticipated synergy with our core business, and/or missing historical information.  Any of these issues may result in increased expenses, decreased revenues, loss of key personnel, or other impacts which could negatively affect the Company.  In each acquisition nCoat negotiates a holdback of a portion of the purchase consideration for a period of time as we integrate the operations of the acquisition. There can be no assurance that the amount held back will be sufficient to offset the losses or expenses incurred should problems arise.

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

Paul Clayson, our Chief Executive Officer and Chairman of our Board and Terry R. Holmes, our President and Chief Operating Officer, serve as officers for other companies.  In addition to serving as our Chief Executive Officer and Chairman of our Board, Mr. Clayson also serves as the President and Chief Operating Officer and equity partner of Sequoia Pacific Research Company, Inc. (“SPRC”), a nano-technology research, development and technology licensing company that presently has no day-to-day operating activity.  Mr. Clayson devotes approximately 100% of his professional time, to the business of nCoat. Mr. Holmes serves as Chief Executive Officer and Chairman of the Board of TelNetz, Inc., an ASP telephony and web service company and as Chief Executive Officer and Chairman of SPRC. In addition, he is involved with other business interests, which collectively require little involvement on a day-to-day business effort.  Mr. Holmes devotes virtually 100% of his professional time to the business of nCoat.  Messrs. Clayson’s and Holmes’ involvement with other businesses have been handled after hours, and at times when there has been no conflict to date.  One of the risks we face, however, may be the point in time where outside business involvement may cause them to allocate their time and services between nCoat and other entities. Consequently, they may give priority to other matters over our needs which may materially cause us to lose their services temporarily which could affect our operations and profitability.

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

First Tennessee Bank v. MCC Inc. and Michael Novakovic, Case No. CH-09-0558-1 Shelby County Chancery Court for the Thirtieth Judicial District at Memphis, TN.  On April 17th, 2009 First Tennessee filed a complaint against MCC Inc. and Michael Novakovic (collectively, the “Plaintiffs”) claiming breach of contract regarding a promissory note. This note was originated February 15, 2007 by MCC Inc. Michael Novakovic personally guaranteed this loan prior to nCoat purchasing MCCI. Mike Novakovic subsequently purchased the note from First Tennessee to satisfy the personal guarantee and the First Tennessee complaint was withdrawn and Mr. Novakovic filed a complaint in Pennsylvania which brings claims for accelerated balance due on the note for $240,384. . Negotiations have been completed by the Company for settlement of the obligation with Mr. Novakovic.  nCoat will execute an agreement shortly with Mr. Novakovic to pay $200,000 to satisfy in total the remaining balance of the note at twelve percent (12%) interest over thirty six (36) months beginning December 1, 2009

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

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

On August 21, 2009 the Company issued 5,000,000 shares of its common stock as the result of a partial conversion of a Note holder’s interest, reducing the Note by $7,500.

On October 8, 2009 the Company issued 5,333,333 shares of its common stock as the result of a partial conversion of a Note holder’s interest, reducing the Note by $8,000.

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

10.16
Commercial Lease Agreement, dated October 13, 2005, between Philadelphia Suburban Development Corporation and MCCI (previously filed as an exhibit to a Registration Statement on Form SB-2, filed with the Commission on October 12, 2007, and incorporated herein by this reference).

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

nCoat, Inc
(Registrant)

Date: November 16, 2009	Paul Clayson
Paul Clayson
Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2009	Paul Clayson
Paul Clayson
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)