Form 10-K
period 2009-12-31
nCoat, Inc.
filed 2010-03-30
CIK 1157443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009, or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 19, 2010 was approximately $348,204 calculated using a closing price of $.0028 per share on March 19, 2010.  For purposes of this calculation, the registrant has included only the number of shares directly held by its officers and directors as of (and not counting shares beneficially owned on that date), in determining the shares held by non-affiliates.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act.  (Check one.)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

As of March 19, 2010, there were issued and outstanding 126,710,605 shares of our common stock.

THE FINANCIAL STATEMENTS INCLUDED HEREIN ARE NOT AUDITED. NCOAT HAS NOT ACCUMULATED ENOUGH CASH TO PAY THE AUDIT FEE TO COMPLETE THE AUDIT OF ITS ANNUAL AND QUARTERLY FINANCIAL STATEMENTS FROM OCTOBER 2008 UP TO AND INCLUDING THIS 2009 FORM 10K PRIOR TO SUBMISSION OF THE REPORTS. FOLLOWING PAYMENT OF THE AUDIT FEE, NCOAT AUDITORS WILL COMPLETE THE AUDIT AND NCOAT WILL FILE AN AMENDED REPORTS FOR ALL FORM 10K AND FORM 10QSB REPORTS THAT HAVE NOT BEEN PREVIOUS AUDITED.

PART I

ITEM 1.                               BUSINESS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES.  OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED BY nCOAT AND DISCUSSED IN THE FORWARD-LOOKING STATEMENTS.  FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED BELOW IN THE SECTION “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” IN THE SECTION ENTITLED “FORWARD-LOOKING STATEMENTS,” AND ELSEWHERE IN THIS ANNUAL REPORT.  WE DISCLAIM ANY INTENTION OR OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE.  THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS DOCUMENT.

nCoat History

Overview

nCoat, Inc., was incorporated as Tylerstone Ventures Corporation under the laws of the state of Delaware on September 24, 1998, with authorized common stock of 25,000,000 shares at a par value of $.001. Tylerstone was formed to develop a commercially profitable mining claim, described in the appropriate periodic reports filed by the Company with the United States Securities and Exchange Commission (the “SEC or “Commission”).

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

On February 14, 2007, the parties to the Agreement completed the final steps of that Agreement (the “Closing”) as contemplated by the Agreement. Pursuant to the terms of the Agreement, the Company acquired 11,554,545 shares of nCoat Auto’s Common Stock from all shareholders of nCoat Auto which represented 100.0% of the issued and outstanding shares of nCoat Auto’s Common Stock, in exchange for 2,542,000 pre-split shares of the Company’s Common Stock, which represented 57.75% of the issued and outstanding shares of Company Common Stock.  As a part of the Agreement, our existing shareholders returned 750,000 outstanding pre-split shares of Company Common Stock for no consideration which shares were canceled.  Within a few days of the formal closing, our forward 20:1 split of the Common Stock was recognized by NASDAQ.

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

nCoat is a technology development and business holding company. Through our subsidiaries, we develop, manufacture, distribute and service specialty nanotechnology coatings as well as traditional surface coatings, designed to provide heat management, corrosion resistance, friction reduction, abrasion protection, porosity reduction, enhanced appearance, and bond strength.  Using nano-scale particles combined with proprietary binding technology, chemistry, and processes, we have developed surface treatment materials and processes that are used in a range of industries, including automotive, diesel engine, trucking, recreational vehicle, motorcycle, aerospace, and oil and gas industries.

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

We are headquartered in Whitsett, North Carolina which includes our newest and largest production and mixing and blending plant which opened in October, 2006.  In addition to the North Carolina headquarters, HPC and MCCI currently operate additional production plants in Oklahoma City, Oklahoma; Tempe, Arizona;. nCoat also owns a third operating entity named  nTech, Inc. (“nTech”) which was formed to develop and hold proprietary intellectual property and to focus on executing our distributed production and licensing strategy. After acquisition of HPC and MCCI, nCoat operated ten manufacturing, administrative and mixing and blending facilities acquired in the transactions. The three current operating facilities  remain after operating plants in Arizona, Mississippi Utah and Pennsylvania were closed and business and equipment were consolidated to the other plants to cut costs, increase operating efficiencies and reduce administrative oversight.

In preparation for anticipated growth through acquisitions and internal growth of existing operating entities, we incurred one-time expenses and capital expenditures in 2006 by adding facilities, personnel, systems and processes to support business growth and acquisition activities. In 2007 and 2008, following the transition and integration of our acquisition of MCCI, we began consolidation of administrative offices and satellite mixing and blending facilities to our North Carolina headquarters. In 2008, we closed the additional operating plants discussed above and closed the administrative offices and headquarters of MCCI in Pennsylvania and mixing and blending facilities in Pennsylvania and the HPC mixing and blending plant in Utah. In November 2009, we ceased operations at an application plant in Pennsylvania pending expiration of the lease in January, 2010. The Pennsylvania plant was vacated on January 31, 2010.

In September 2005, we acquired HPC, a 23-year old Oklahoma company that has specialized in thermal barrier, corrosion resistant, lubritic and appearance high performance coatings for the motor sports and other industries. Building on these race car roots, we have expanded HPC's customer markets specialized engines and exhaust systems for automotive aftermarket customers, to include corporate accounts of manufacturers of commercial trucks, recreational vehicles, defense applications, motorcycles, aerospace components, aviation parts, oil and gas industry suppliers, energy producers and other sophisticated users, while continuing to provide coatings and services to the after-market customer.  HPC offers highly competitive thermal, corrosion, abrasion, and porosity management coatings. HPC is a recognized brand in performance coatings for automotive applications. nCoat introduced its first nano-coatings applications to customers of HPC and achieved its first OEM customers for nano-formulated products in the first quarter of 2006, approximately four months after first introduced. Since that time, HPC has moved over 70% of its revenue to sales and application of nano-coatings.

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

Jet-Hot continues to innovate new coatings to add to their intellectual property portfolio of trade secret formulas, processes and equipment. Formulas include proprietary nano-formulated and micron particulate coatings primarily focused on ceramic/metallic technology innovations. Jet-Hot coatings have been transitioned to over 70% nanocoatings since nCoat acquired the company. Jet-Hot products are applied at all three nCoat facilities.  Effective January 31, 2010 an original Jet-Hot plant Pennsylvania plant was closed.

Collectively, nCoat’s subsidiaries now have over 9,000 customers presently being served by 83 employees.

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

In the fragmented high performance coatings sector, the number of companies developing and are utilizing nanotechnology in their commercialized formulations and processes is growing. Typically companies with nano-scale products are small start-up companies working to achieving initial commercialization. In 2009, Lux Research estimated that approximately $3.3 billion of coatings that utilized nano-formulation were sold world-wide. Lux Research expects this market to grow to nearly $20 billion by 2015. nCoat products incorporate traditional coatings with components and processes that include micron-sized solid particulates as well as nano-scale formulations with additional properties. A micron is one-millionth of a meter. A nanometer is one-billionth of a meter. Nano-scale coatings typically use nano-particles between 5 and 100 nanometers in size. The relative size of this new scale deals with particles and processes one thousand times smaller than the traditional coatings on the market today, allowing for combinations, properties and processes that provide additional protections and performance.

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

While we will continue to sell our traditional high performance coating products, we will also continue to focus in the near term on disruptive proprietary nanotechnology products developed at nTech to create highly differentiated market advantages and revenue from nano-formulated products.

We sell into two fairly distinct markets and market distribution approaches for each of these markets.  The “aftermarket” coatings segment of our business includes small dealers, distributors, and individual users of our products and services.  In most cases these are the hobbyist, the small race car or performance automobile owner.  Our marketing methods here are media presence: internet web pages, advertising in trade journals and hobbyist periodicals, sponsorship of performance racing cars and drivers, handling of plant walk-in traffic, word of mouth, educational opportunities with trade schools and organizations and other retail-oriented marketing.  The sale of services, coating or accessories is mostly regional to each of the plant locations. We generally receive the customer’s parts to be coated either by direct walk-in delivery or by normal mail or freight services.  After we complete the application process, we return the parts by the same methods.  Our OEM marketplace marketing is conducted in a manner that includes the media presence suggested above, however, we are much more involved with technical meetings with engineering staffs of the larger customer.  The main thrust of our OEM activities, include, direct contact by sales personnel, personal relationships and referral from other large companies.  With very few exceptions, the parts are truck shipped to the plant that will undertake the work, in most cases the closest plant to the customer.  Once the work is completed, the finished work is shipped back the same way.  We sell our coatings and ship finished work directly to customers, rather than through dealers or agents.

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

Sales and Marketing Efforts

Our sales efforts are focused on the auto-aftermarket industry, on the OEM industry and on Licensing opportunities. OEM sales prospects may be candidates for production at an HPC or MCCI plant or for on-site licensed production. Seven of our employees are responsible for sales and customer service.

Marketing efforts support all sales groups. Marketing activities include direct website sales, direct mail, trade shows, print advertising, internet advertising, racing sponsorships, public relations, collateral materials, and many others. Our marketing department is also responsible for corporate, division and product branding. Two of our employees are responsible for marketing.

In the fiscal year ended December 31, 2008 we spent $645,280 on sales and marketing efforts.  In the fiscal year ended December 31, 2009 we spent $606,818 on sales and marketing.

Our Research and Development

nTech is engaged in an active and extensive research and develop program focused both on continual improvement of existing coatings and development of new coatings products and binders, including nano-formulated coatings. Research is conducted and testing performed at our proprietary labs and at North Carolina A&T State University, where we have signed a research collaboration agreement, and customer facilities. We also have developed a research agreement with the performance engine laboratory at the University of North Carolina Charlotte (UNCC) for research on the impact of nCoat coatings on engine fuel efficiency, performance and with bio fuels and other alternative fuel systems. In the fiscal year ended December 31, 2008 we spent $376,165 on research and development efforts.  In the fiscal year ended December 31, 2009 we spent $321,421 on research and development.  None of the expenses in these two categories has been borne directly by a customer or customers. nTech is responsible for blending and mixing all coatings for HPC and Jet-Hot.

Our Intellectual Property

nTech holds more than 100 proprietary coatings trade secrets, patent pending and patents with the majority held as proprietary trade secret intellectual properties. In addition, nTech has applied for six new patents on nano-formulated coatings, the application processes and equipment used to formulate and apply those coatings. Two of these patents were granted in 2008, nTech is also under exploration for patents on additional nano-formulations, equipment and/or processes. nTech holds additional engineering trade secrets on processes, procedures and equipment used to formulate and apply non-nano coatings.

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

Our Facilities

As of the date of this Report, nCoat and its subsidiaries operate in facilities in three states: North Carolina, Oklahoma and Arizona.

Competition

The general coatings industry is a long-established market with multiple competitors. The industry has grown from $9.2 billion in annual revenue 2000 to over $30 billion at year end 2009. The commodity coatings market segment (paint, varnish, sizing, metal pre-treatments, etc.) is dominated by large multi-national companies, such as Akzo Nobel Coatings, PPG Industries, Sherman-Williams, ICI Paints, DuPont Coatings & Color Technologies Group, BASF Coatings AG, SigmaKalon Group BV, Valspar Corp., Nippon Paint Co. Ltd., Kansai Paint Co., and Ltd. RPM, Inc., making up the top ten in annual revenues.

The high performance coatings market segment had aggregate revenues of over $4.0 billion in 20098 with annual growth of over 12%. Competition in the high performance coatings industry (sometimes referred to as durable equipment coatings or specialty coatings) is characterized by more than 600 small coatings companies in the U.S. with average revenue under $3,000,000 annually and small market share in several market segments. The European market has over 900 small coatings companies. Many of these companies have one to several revenue accounts with major multi-national companies who employ their services for performance coatings. There are few large performance coatings companies operating in these industries.  In the fragmented high performance coatings sector, the number of companies developing and are utilizing nanotechnology in their commercialized formulations and processes is growing. Typically companies with nano-scale products are small start-up companies working to achieving initial commercialization. In 2009, Lux Research estimated that approximately $3.3 billion of coatings that utilized nano-formulation were sold world-wide. Research expects this market to grow to nearly $20 billion by 2015. nCoat products incorporate traditional coatings with components and processes that include micron-sized solid particulates as well as nano-scale formulations with additional properties. A micron is one-millionth of a meter. A nanometer is one-billionth of a meter. Nano-scale coatings typically use nano-particles between 5 and 100 nanometers in size. The relative size of this new scale deals with particles and processes one thousand times smaller than the traditional coatings on the market today, allowing for combinations, properties and processes that provide additional protections and performance. Companies claiming to have nano-coatings sold directly into nCoat’s automotive market space include Ecology Coatings, Starfire Systems, Nanovere and Mayaterials. We have never seen any of these competitors in any competition for an account. Competitors with micron formulated coatings operating in industries nCoat serves include Swain Tech, Lincoln Industries, NIC, Airborne, Calico, Nitroplate and Techline.

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

Employees

As of December 31, 2009, we employed a total of approximately 83 persons in the United States. The follow table sets out the location and number of those employees:

Company	Location	Total
nCoat	North Carolina	14
	Utah	1

HPC	North Carolina	36
	Oklahoma	18
	Utah	1

nTech	North Carolina	4

MCCI	Pennsylvania	1
	Arizona	5
	North Carolina	3

TOTALS		83

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

 THE FINANCIAL STATEMENTS INCLUDED HEREIN ARE NOT AUDITED. AS OF THE FILING DATE OF THIS REPORT, NCOAT HAS NOT ACCUMULATED ENOUGH CASH TO PAY THE AUDITORS FEES TO COMPLETE THE AUDIT OF ITS ANNUAL AND QUARTERLY FINANCIAL STATEMENTS BEGINNING IN OCTOBER 2008 UP TO AND INCLUDING THIS 2009 FORM 10K PRIOR TO SUBMISSION OF THE REPORTS. FOLLOWING PAYMENT OF THE AUDIT FEE, NCOAT AUDITORS WILL COMPLETE THE AUDIT AND NCOAT WILL FILE AN AMENDED REPORTS FOR ALL FORM 10K AND FORM 10QSB REPORTS THAT HAVE NOT BEEN PREVIOUS AUDITED.
 No assurance can be made that nCoat will be able to pay the auditor in a timely manner to provide audited statements for investors to review.

nCoat has been in technical default on its debenture notes for over twenty-seven (27) months and owes substantial amounts of interest, penalties, liquidated damages and default fees to its debenture holders.

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

As mentioned above herein, nCoat is in technical default on its current debenture financing. nCoat is seeking and attempting to negotiate a restructure of these debenture notes to provide a work out arrangement favorable to both current debenture holders and shareholders. To accomplish this restructure, nCoat must raise as soon as possible, additional capital to satisfy negotiated demands of the current debenture holders and to pay aged accounts payables current owed by nCoat to its vendors. Capital raise to this end may (1) be accomplished in a debt instrument which will incur debt to the Company, and/or (2) be raised in an equity offering which may create significant dilution to current shareholders, or (3) not be completed at all. No assurance can be made the terms of the capital raise will provide enough capital to repay all Company debt or satisfy all current demand on the Company. There can be no assurance that nCoat will raise needed capital in time to forestall actual default of its debentures and subsequent possible liquidation of its assets.

Current global, national and local economic conditions have affected nCoat revenues in both aftermarket and OEM market sectors and these revenue decreases may continue for the foreseeable future.

Current global economic crisis world-wide in general has had a material negative impact on key industries from which nCoat derives a significant portion of its revenue and most of its profitability. Automotive revenues decreased in the fourth quarter of 2008 by 55% over same period revenues in 2007. Heavy duty truck sales have decreased 65% over 2007 and 2008 when compared with sales the two years previous. Year over year sales in 2009 in automotive industries were again siginificantly reduced over 2008.  Consumer confidence and spending have decreased to levels lower than has been seen in the last 40 years. These factors have had a negative impact on nCoat revenues in both OEM and aftermarket market segments. nCoat total revenues in the fourth quarter of 2008 decreased 20% year over year with aftermarket sales decreasing over 40% in the same period. OEM sales decreased slightly during the period. Year over year nCoat revenues in 2009 were over 25% lower than 2008. Fourth quarter 2009 revenue for nCoat increased over fourth quarter 2008 due to increased diesel engines truck sales of 2009 platform trucks prior to the last mandated EPA emissions changes scheduled for inclusion on 2010 model diesel engines. nCoat expects first and second quarter revenues for truck sales to significantly weaker than same quarter sales in 2009 as new engine platforms are introduced to the market and as a result nCoat revenues in the first and second quarters of 2010 will be less than same quarter sales in 2009. nCoat expects additional decreases in OEM and aftermarket sales until automotive, trucking, motorcycle and aircraft sales begin to increase.

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

We have incurred continuing losses, and we may not be able to operate profitably in the future

Through December 31, 2009, nCoat incurred losses totaling $ 574,239,722 and had negative shareholders’ equity of $937,752,016. If we are unable to attain profitability and restructure current debenture debt obligations we may need to cease operations.

We are experiencing a significant liquidity crisis and we may not obtain sufficient funding to continue operations.

We are experiencing a significant liquidity crisis. A number of our vendors have turned our accounts over to collection agencies and at December 31, 2009, we had accounts payable in excess of $2.0 million over 120 days past due. At December 31, 2009, we had cash on hand of $17,000, and net trade receivables of $450,626. We do not generate sufficient cash from our operations in any given month to meet our financing expenses and fund our operations. We have an immediate need for financing to pay such overdue accounts and fund our operations. Because we generate only enough income to support our current operations, we need immediate financing of approximately $2,500,000 to pay aged payables and notes.. There can be no assurance such financing will be available, or available on terms acceptable to the Company. If we are unable to obtain such financing, we will be unable to pay our liabilities, and we may need to cease operations.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our financial statements for the year ended December 31, 2007

Because none of our financial statements have been audited since third quarter 2008, including the financial statements for all of 2009 and including financials statements in this report, we again include this note from our 2007 Form 10K.  Because we generated significant losses and required additional working capital to continue operations, our independent registered accounting firm included in its report for the year ended December 31, 2007 an explanatory paragraph to the effect that these conditions raised substantial doubt about our ability to continue as a going concern.

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

As we are a relatively new company in the public market, the market price for our shares is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

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

There is a large portion of our stock owned by few individuals. As seen in the section Security Ownership of Certain Beneficial Owners and Management, 45.5% of our present outstanding voting securities are beneficially owned by a few shareholders. As a result, they possess significant influence and can influence election a majority of our board of directors and to authorize or prevent proposed significant corporate transactions. This concentrated ownership may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer. In addition, we anticipate additional financing efforts in order to complete our business strategy. Some or all of such financing may be acquired by a single person or a relatively small group of persons that could have the effect of further concentrating the ownership.

Trading in our common stock is limited.

Our common shares were originally quoted on the OTC Bulletin Board. Our common stock is now quoted on the Pink Sheet OTC Electronic Markets (“Pink Sheets”) and was moved to the Pink Sheets following rapid devaluation of our commons stock after our debenture holders forced a restructure of the terms of the debenture notes to pay accumulated interest. The Pink Sheets is a significantly more limited market than the New York Stock Exchange or NASDAQ system or the OTC Bulletin Board. The quotation of our shares on the Pink Sheets may result in a less liquid market available for existing and potential stockholders to trade shares of its common stock could depress the trading price of its common stock and could have a long-term adverse impact on our ability to raise capital in the future.

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

You are cautioned not to place undue reliance on these forward looking statements, which are current only as of the date of this Report.  We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.  Many important factors could cause actual results to differ materially from management’s expectations, including those listed in the “Risk Factors” Section, as well as the following:

•	unpredictable difficulties or delays in the development of new products and technologies;

•	changes in U.S. or international economic conditions, such as inflation, interest rate fluctuations, foreign exchange rate fluctuations or recessions in nCoat’s markets;

•	pricing changes to our supplies or products or those of our competitors, and other competitive pressures on pricing and sales;

•	difficulties in obtaining or retaining the management, engineering, and other human resource competencies that we need to achieve our business objectives;

•	the impact on nCoat or a subsidiary from the loss of a significant customer or a few customers;

•	risks generally relating to our international operations, including governmental, regulatory or political changes;

•	Conversion of debt to a large number of shares by debenture holders.

•	transactions or other events affecting the need for, timing and extent of our capital expenditures; and

•	the extent to which we reduce outstanding debt.

ITEM 2.	PROPERTIES

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

Calendar Quarter Ended	High Bid	Low Bid
2007 First Quarter	$1.0900	$0.5900
2007 Second Quarter	$1.0500	$0.6500
2007 Third Quarter	$0.7300	$0.3600
2007 Fourth Quarter	$0.5250	$0.1000

2008 First Quarter	$0.2300	$0.5000
2008 Second Quarter	$0.0520	$0.0150
2008 Third Quarter	$0.0340	$0.1000
2008 Fourth Quarter	$0.0150	$0.0011

2009 First Quarter	$0.0017	$0.0017
2009 Second Quarter	$0.0100	$0.0100
2009 Third Quarter	$0.0050	$0.0040
2009 Fourth Quarter	$0.0035	$0.0035

As of March 19, 2010, we had approximately 105 shareholders of holding 126,710,605 shares of common stock.

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

On May 22, 2009, the Company issued 5,000,000 shares of its common stock as the result of a partial conversion of a note holder’s interest, reducing that Note by $7,500.

On August 4, 2009, the Company issued 5,000,000 shares of its common stock as the result of a partial conversion of a note holder’s interest, reducing that Note by $7,500.

On October 12, 2009, the Company issued 5,333,333 shares of its common stock as the result of a partial conversion of a note holder’s interest, reducing that Note by $8,000.

On November 24, 2009, the Company issued 5,333,333 shares of its common stock as the result of a partial conversion of a note holder’s interest, reducing that Note by $8,000.

There have been no repurchases of equity securities by nCoat during the years ended December 31, 2009 or 2008.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial information set forth below is derived from our consolidated balance sheets and statements of operations as of and for the years ended December 31, 2008 and December 31, 2007.  While the information for 2009 has been developed using Generally Accepted Accounting Practices (GAAP), this information has not yet been audited or reviewed by outside accounting firm.    The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in this Report.

nCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2009	2008
ASSETS	(Unaudited)	(Unaudited)
Current Assets
Cash	$17,062	$42,134
Trade receivables, net	450,626	767,160
Inventory	162,710	88,778
Other current assets	55,036	99,281
Deferred income tax assets	-	-
Total Current Assets	685,434	997,353
Property and Equipment, net	1,234,994	1,677,037
Intangible Assets, net	1,845,717	2,375,091
Total Assets	$3,766,145	$5,049,481

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$3,501,602	$3,476,203
Accrued liabilities	1,103,403	859,086
Accrued Interest	83,762,099	17,872,582
Accrued Registration Liability	132,683,572	23,358,690
Deferred revenue	425,840	759,176
Current portion of notes payable	696,800,082	298,734,128
Derivative Premium Payable	120,348	120,348
Accrued consulting obligation	-	500,000
Current portion of obligations under capital leases	123,419	121,988
Total Current Liabilities	918,520,365	345,802,201
Long-Term Liabilities
Notes payable, net of current portion	523,181	150,322
Obligations under capital leases , net of current portion	40,475	206,112
Deferred income taxes	97,262	97,262
Total Long-Term Liabilities	660,918	453,696
Stockholders' Equity (Deficit)
Common stock - $0.0001 par value; 500,000,000 shares authorized; 124,358,605 shares and 102,108,606 shares outstanding, respectively	12,277	10,211
Additional paid-in capital	22,324,601	22,295,667
Accumulated deficit	(937,752,016)	(363,512,294)
Total Stockholders' Equity (Deficit)	(915,415,138)	(341,206,416)
Total Liabilities and Stockholders' Equity (Deficit)	$3,766,145	$5,049,481

n COAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Twelve Months Ended
	December 31		December 31
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Sales	$1,904,549	$1,695,214	$7,327,146	$9,901,588
Cost of Goods Sold	913,817	1,331,644	4,139,937	6,420,227
Gross Profit	990,732	363,570	3,187,209	3,481,361
Operating Expenses
General and Administrative Expense	916,685	986,056	3,630,752	5,496,474
Research and Development Costs	80,794	79,709	321,421	376,165
Sales and Marketing Expenses	149,138	153,930	606,818	645,280
Impairment Loss on Intangible Assets	-	-	-	-
Total Operating Expenses	1,146,617	1,219,695	4,558,991	6,517,919
(Loss) from Operations	(155,885)	(856,125)	(1,371,782)	(3,036,558)
Redemption premium interest expense	(27,103,349)	(231,574,115)	(573,098,351)	(324,748,542)
Other Interest expense	(181,917)	---	(269,589)	(69,582)
Income from Bonus/Debt reduction	---		500,000
Gain on derivative liability valuation	---	---	-	492,044
Net Loss	$(27,441,151)	$(232,430,240)	$(574,239,722)	$(327,362,638)

Basic and Diluted Loss per Share	$(0.26)	$(2.37)	$(5.47)	$(3.34)

Basic and Diluted Weighted-Average Shares Outstanding	104,954,706	98,045,014	104,954,706	98,045,014

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.  The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole.  This discussion should be read in conjunction with our financial statements as of December 31, 2009, and the year then ended and the notes accompanying those financial statements.

Overview

Our principal business strategy includes the following components:

Acquisitions.  We completed the acquisition, transition and integration of HPC and MCCI which have given us a base of operations and market presence.  During the next three years, we may identify additional specific target companies for acquisition.  The high performance coating industry includes a number of “sub-niche” sectors, such as corrosion and thermal management coatings solar and alternative energy equipment manufacturing, thermal and corrosion management coatings for orbital and non-orbital aircraft and aircraft engine manufacturing, self-healing coatings for continuous corrosion management, hard-face coatings for the gas and oil and aerospace industries, piston manufacturing and protection, lubritic dry film coatings, anti-porosity/anti-oxidation coatings, conformal coatings used to control corrosion and fugitive dust on printed circuit boards and microchips, gas and oil tools, valves and pipelines, marine applications for engine parts and anti-fouling technologies to name just a few.  The fragmentation of the industry provides us with a large number of small to medium size companies that we may investigate to determine our both synergies and diversification with respect to our first two acquisitions. Both internal and external factors may affect our ability to or not to acquire additional companies including relative valuations of target companies, financial criteria, nCoat financial condition, macro economic conditions and other factors.

Internal Organic Growth. We have already taken the existing “book of business” of our two subsidiaries and introduced into it additional productsto cross sell from the sister company’s product lines introduced nano-formulated coatings.  Operationally we have created common core formulations that represent the best-of-breed from all sources acquired or owned. Our emphasis on the after-market retail customer is one of the two major segments of our business.  In additional to the aftermarket sector, we continue to develop customers in the OEM market segment. A strong source for internal organic growth in the next three years is the continued emphasis by the manufacturers of diesel, gasoline and hybrid fueled engines to meet demanding environmental requirements imposed on their respective industries as we seek to improve emissions, fuel economy and safety.

Distributed Model Development. The “distributed” business model is our establishment of on-site coatings application as part of the assembly-line process within the manufacturing and/or assembly process of a large customer.  nCoat currently has one OEM customer employing a distributed model and we continue to have discussions with others.  The savings on handling, shipping, inventory, logistics management and other similar expenses that comes from having the on-site “plant” is the principle benefit for our larger customers.

Licensing Intellectual Property.  We continue to enter into “field of use” licensing with manufacturers that are tier-one suppliers of large OEM companies or who deploy a distributed production model described above. However, unlike the distributed model where application expertise and management control are inherent elements of the model, our “field of use” license agreements supply proprietary coatings to third parties already applying coating at their plants.  The license agreements will be limited to targeted applications and industries and structured as joint ventures to avoid creating competition in our own current market space.

Strengthening nTech's research and development efforts. On January 15, 2008, nCoat announced that North Carolina Agricultural and Technical State University (NC A&T) in Greensboro, North Carolina, and nCoat Inc. had established a technical collaboration agreement for characterization and development of nanotechnology based materials and industrial coatings. The Memorandum of Understanding (“MOU”) was signed December 20th, 2007 with the Division of Research and Economic Development at the university’s campus in Greensboro, North Carolina. Under the MOU, nCoat collaborates with NC A&T’s Center for Advanced Materials and Smart Structures (CAMSS) in areas of advanced composites, carbon nanotubes, nano enhanced slurry coatings and metallic degradation from extreme thermal and chemical environments. CAMSS has a track record in nano-science based advanced materials as applied to thin film research, nano-composites, tribological and environmental coatings.

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

In March 2009, NC A&T was awarded a $25m Engineering Resource Center (ERC) grant from the National Science Foundation and was recognized as the first federal government designated historically black college or university (HBCU) to win such an award and one of very few universities nationwide to ever win an ERC grant. nCoat’s commercial development agreement with NC A&T played an important role in aiding NC A&T to obtain the grant and nCoat officers currently serve as key advisors and managers of the ERC, including as chair of the Industrial Advisory Board to the ERC. nCoat expects to commercially benefit from these activities.

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

ITEM 8.                               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

nCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2009	2008
ASSETS	(Unaudited)	(Unaudited)
Current Assets
Cash	$17,062	$42,134
Trade receivables, net	450,626	767,160
Inventory	162,710	88,778
Other current assets	55,036	99,281
Deferred income tax assets	-	-
Total Current Assets	685,434	997,353
Property and Equipment, net	1,234,994	1,677,037
Intangible Assets, net	1,845,717	2,375,091
Total Assets	$3,766,145	$5,049,481

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$3,501,602	$3,476,203
Accrued liabilities	1,103,403	859,086
Accrued Interest	83,762,099	17,872,582
Accrued Registration Liability	132,683,572	23,358,690
Deferred revenue	425,840	759,176
Current portion of notes payable	696,800,082	298,734,128
Derivative Premium Payable	120,348	120,348
Accrued consulting obligation	-	500,000
Current portion of obligations under capital leases	123,419	121,988
Total Current Liabilities	918,520,365	345,802,201
Long-Term Liabilities
Notes payable, net of current portion	523,181	150,322
Obligations under capital leases , net of current portion	40,475	206,112
Deferred income taxes	97,262	97,262
Total Long-Term Liabilities	660,918	453,696
Stockholders' Equity (Deficit)
Common stock - $0.0001 par value; 500,000,000 shares authorized;124,358,605 shares and 102,108,606 shares outstanding, respectively	12,277	10,211
Additional paid-in capital	22,324,601	22,295,667
Accumulated deficit	(937,752,016)	(363,512,294)
Total Stockholders' Equity (Deficit)	(915,415,138)	(341,206,416)
Total Liabilities and Stockholders' Equity (Deficit)	$3,766,145	$5,049,481

n COAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Twelve Months Ended
	December 31		December 31
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Sales	$1,904,549	$1,695,214	$7,327,146	$9,901,588
Cost of Goods Sold	913,817	1,331,644	4,139,937	6,420,227
Gross Profit	990,732	363,570	3,187,209	3,481,361
Operating Expenses
General and Administrative Expense	916,685	986,056	3,630,752	5,496,474
Research and Development Costs	80,794	79,709	321,421	376,165
Sales and Marketing Expenses	149,138	153,930	606,818	645,280
Impairment Loss on Intangible Assets	-	-	-	-
Total Operating Expenses	1,146,617	1,219,695	4,558,991	6,517,919
(Loss) from Operations	(155,885)	(856,125)	(1,371,782)	(3,036,558)
Redemption premium interest expense	(27,103,349)	(231,574,115)	(573,098,351)	(324,748,542)
Other Interest expense	(181,917)	---	(269,589)	(69,582)
Income from Bonus/Debt reduction	---		500,000
Gain on derivative liability valuation	---	---	-	492,044
Net Loss	$(27,441,151)	$(232,430,240)	$(574,239,722)	$(327,362,638)

Basic and Diluted Loss per Share	$(0.26)	$(2.37)	$(5.47)	$(3.34)

Basic and Diluted Weighted-Average Shares Outstanding	104,954,706	98,045,014	104,954,706	98,045,014

nCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2008(Unaudited)	102,108,606	$10,211	$22,295,667	$(363,512,294)	$(341,206,416)
Shares issued upon conversion of accrued interest					-
Compensation related to vested and nonvested shares issued to employees, net of forfeitures					-
Conversion of convertible note 5/22/2009	5,000,000	500	7,000		7,500
Conversion of convertible note 8/04/2009	5,000,000	500	7,000		7,500
Conversion of convertible note 10/12/2009	5,333,333	533	7,467		8,000
Conversion of convertible note 11/24/2009	5,333,333	533	7,467	-	8,000
Net Loss				(574,239,722)	(574,239,722)
Balance - December 31, 2009 (Unaudited)	122,775,272	$12,277	$22,324,601	$(937,752,016)	$(915,415,138)

nCOAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended
	December 31,
	2009	2008
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net loss	$(574,239,722)	$(327,362,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	502,417	599,232
Amortization of intangible assets	529,374	593,772
Compensation expense paid by issuance of common stock	-	247,696
Redemption premium on notes payable recognized as interest expense	573,356,605	325,753,121
Gain on derivative warrant liability	-	(492,044)
Changes in assets and liabilities:
Accounts receivable	316,534	167,177
Inventory	(73,932)	83,699
Other current assets	44,245	114,768
Accounts payable	25,399	1,263,540
Deferred revenue	(333,336)	759,176
Accrued liabilities	(255,683)	(1,441,037)
Net Cash Provided by Operating Activities	(128,099)	286,462
Cash Flows From Investing Activities
Purchase of property and equipment	(251,545)	(43,080)
Payment for purchase MCC Inc., net of cash acquired	-	-
Net Cash Used in Investing Activities	(251,545)	(43,080)
Cash Flows From Financing Activities
Proceeds from issuance of notes payable	540,000	500,000
Deferred income taxes	-	(163,313)
Changes in stock and paid-in-capital	31,000	(144,435)
Principal payments on notes payable	(306,049)	(535,828)
Principal payments under capital lease obligations	(164,206)	(153,633)
Net Cash Used in Financing Activities	100,745	(497,209)
Net Increase (Decrease) in Cash	(278,899)	(253,827)
Cash At Beginning of Period	295,961	295,961
Cash At End of Period	$17,062	$42,134
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$105,254	$489,910

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 1. Basis of Presentation and Description of Business

Financial Statements - The accompanying unaudited annual condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for condensed financial information and with the instructions to Form 10-K for Small Businesses.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the year ended December 31, 2009 are not necessarily indicative of the results that may be expected for any future periods.

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

Principles of Consolidation – The accompanying consolidated financial statements include the operations, accounts and transactions of nCoat, Inc., High Performance Coatings, Inc. and nTech, Inc. for all periods presented, of nCoat, Inc. from February 14, 2007 and of MCCI from June 29, 2007. These entities are collectively referred to herein as the “Company” or “nCoat.” All intercompany transactions and balances have been eliminated in consolidation.

Business Condition – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $574,239,722 and $327,362,638 and using $128,099 and generating $286,462of cash in operating activities during the years ended December 31, 2009 and 2008 respectively.  The Company has experienced losses from operations since inception and has an accumulated deficit of $937,752,016 as of December 31, 2009 which include over $920,000,000 in penalties, interest, and carrying charges resulting from non-payment of interest due on debenture financing the company engage in beginning May 31, 2007. . At December 31, 2009, the Company had a working capital deficiency of $915,415,138. Based on current operations, cash flows from operations were positive for the second half of calendar year 2009.  As of December 31, 2009, the Company’s principal sources of liquidity was  $450,626 of trade accounts receivable while current liabilities totaled $918,520,365 at that date. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Licensing Revenue Recognition – Fees received from licensing the Company’s technology to customers is recognized over the term of the license agreements. Licensing fees received prior to recognition are accounted for as deferred revenue. Sales revenue excludes lease payments made by customers on facilities used by the Company.

Loss Per Common Share – Basic loss per share is computed by dividing net loss for the period by the weighted-average number of common shares outstanding. The nonvested common shares issued as employee compensation are excluded from the calculation of basic loss per share. Diluted loss per share reflects dilutive potential common shares outstanding during the period. During the twelve months ended December 31 2009, the following anti-dilutive potential common shares were excluded from the calculation of diluted loss per share: no nonvested shares of common stock; 17,379,242,650 shares of common stock issuable upon conversion of notes payable; 32,418,750 shares of common stock issuable upon the exercise of warrants.  During the twelve months ended December 31, 2008, potential common shares consisted of 1,837,800 nonvested shares of common stock; 6,601,388,889 shares of common stock issuable upon conversion of notes payable; 32,418,750 shares of common stock issuable upon the exercise of warrants.

Note 2.   Acquisition of MCC, Inc.

On June 29, 2007, nCoat, Inc., completed the acquisition of all the capital stock of MCC, Inc. ("MCCI"), doing business in the marketplace under the brand of JET-HOT® Coatings. MCCI provides high performance coatings of metal parts for industrial and personal use. In connection with the acquisition of MCCI, the Company entered into a consulting agreement with the former majority shareholder of MCCI whereby the Company is obligated to pay the former majority shareholder consulting fees of $120,000 annually, performance bonuses equal to 2.5% of net sales from new customers, and to purchase, for up to $70,000, an automobile for the consultant. The term of the obligation for the consulting fees and the performance bonuses is through December 31, 2009, and will continue for successive one-year periods unless terminated by either party. Because of low cash flow, nCoat was unable to pay all obligations to the former majority shareholder by December 31, 2009 and thereby restructured a new agreement with him that continues until 11/01/2011.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 4.  Property and Equipment

Property and Equipment

	December 31,	December 31,
	2009	2008
Property and Equipment	$2,188,200	$2,127,839
Computer and office equipment	118,959	118,959
Furniture and fixtures	50,205	50,205
Vehicles	155,182	155,182
Leasehold improvements	589,138	589,138
Total Property and Equipment	3,101,684	3,041,323
Less: Accumulated Depreciation	1,866,690	1,364,286
Net Property and Equipment	$1,234,994	$1,677,037

Intangible Assets 12/31/2009
	HPC, Inc.	MCCI, Inc.	Total
Original Balance	3,991,444	5,393,429	9,384,873
Impairment 12/31/2007	(1,841,977)	(4,574,033)	(6,416,010)
Adjusted Balance 12/31/2009	2,149,467	819,396	2,968,863
Accumulated Amortization	(795,034)	(328,112)	(1,123,146)
Net Book Balance 12/31/2009	1,354,433	491,284	1,845,717

Impairment of Intangible Assets – The Company is required to review the fair market carrying values of intangible assets regularly and evaluate them either through a formal evaluation undertaken by an independent third-party valuation, or by comparing the present value of the net cash flows generated by the assets over their useful life, together with any recoverable value at the end of the life.  The Company has undertaken careful conservative projections of revenues expected, including the subjective likelihood of each area of revenue and has determined that there is impairment to the intangible asset carrying value of $6,416,010.  We have adjusted the Gross Carrying amount, and in so doing also reset Accumulated Amortization going forward.  This impairment directly affects the reported revenues of the Company for the period ending December 31, 2009 and December 31, 2008.

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

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)

The common stock into which the Series A Notes are convertible and the related warrants are subject to certain registration rights. Per the registration rights agreement, the Company is obligated obtain the effectiveness of a registration statement, which has not occurred, and to keep the registration statement effective until all the registered shares of common stock are sold by the note holders. Failing to obtain effectiveness of the registration statement, the Company is required to pay partial liquidating damages of 1% per month of the aggregate purchase price paid by the Series A note holders, or $90,000 per month. Interest is charged on unpaid damages at the rate of 18% per annum. The Company recognized a registration payment liability at the date of the issuance of the Series A notes and had adjusted the liability to $540,000 ($132,683,572 after the effects of the redemption premium discussed below) at December 31, 2009 for estimated payments to be made under the registration rights agreement. The carrying value of the registration payment liability is adjusted to reflect the fair value of the registration payment liability at each balance sheet date.

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

In December 2007, the Company entered into an agreement with the Series A and Series B note holders whereby the Series A and Series B note holders agreed to waive certain triggering events in exchange for the modification of the conversion price to $0.25 per share and for Company agreeing to pay partial liquidated damages to the note holders for triggering events occurring on or after February 29, 2008. However, on February 29, 2008, the Company failed to obtain effectiveness of the required registration statement. On April 1, 2008, July 1, 2008 and on October 1, 2008, the Company failed to pay accrued interest to the Series A and B note holders.  As a result, the Series A and B notes became due on demand at a redemption premium as described above. At December 31, 2009, the carrying value of the Series A and B notes has been adjusted to $695,169,706 for the increase in the redemption price.  To date, no demand has been made by the note holders for redemption of the Series A and B Notes. At the January 1, 2010 conversion price of $0.002 per share, the Series A and B Notes are convertible into 148,531,250,000 shares of common stock. However, there are only 375,641,395 authorized, unissued shares of common stock available and, therefore, the notes payable cannot all be converted.  Should debenture holders seek to convert all or substantially all of their currently outstanding debenture notes at stock prices allowed under the liquidated damages clauses in the debenture notes documentation at current stock prices, nCoat would be required to seek approval from shareholders to substantially increase the number of shares authorized to at least 150,000,000,000 shares to meet the shares required from the conversions.

Unpaid accrued interest bears interest at 18% per annum. Under the terms of the Series A and B Notes, the unpaid accrued interest and the unpaid registration payment liability have also been increased by the redemption premium formula described above, which resulted in accrued interest on the Series A and B Notes of $83,538,845 and a registration payment liability $132,683,572 at December 31, 2009.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Notes payable at December 31, 2009 and December 31, 2008 are summarized as follows:

	December 31,	December 31,
	2009	2008
6% $9,000,000 Series A convertible promissory notes;
due on demand	$513,494,412	$218,215,000
6% $3,250,000 Series B convertible promissory notes;
due on demand	181,675,294	78,812,500
Note payable, bearing interest at prime plus 1.0%
(3.25% at December 31, 2009); due March 2011	141,192	146,264
Note payable, bearing interest at prime plus 1.0%
(3,25% at December 31, 2009) payable on demand	280,364	280,364
Note payable to bank; secured by equipment;
interest at 8.75%, payments due through 2010	5,893	14,670
Notes payable to Investment Group; secured by
equipment; bearing interest at 17%,
payments $8,523 monthly	264,471
Notes payable to Consultant; secured by equipment;		-
bearing interest at 12%, payments $3,792 monthly	86,289
Notes payable to Shareholder; secured by equipment;
bearing interest at 12%, payments $6,631 monthly	195,348	235,652
Notes payable; bearing interest at 10%; unsecured;
due on demand	1,180,000	1,180,000
Total Notes Payable	697,323,263	298,884,450
Less: Current portion	696,800,082	298,734,128
Long-Term Notes Payable	$523,181	$150,322

Future maturities:

Years Ending December 31:
2010	$696,800,082
2011	266,264
2012	97,459
2013	74,963
2014	47,447
Thereafter	37,048
Total	$697,323,263

The fair value of notes payable was determined based upon current market interest rates and was $298,847,369 at December 31, 2008. Future annual maturities of notes payable, exclusive of unamortized discounts, as of December 31, 2008, were as follows:

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

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

A summary of the status of the Company’s nonvested shares of common stock as of December 31, 2009:

		Weighted-Average
		Award-Date
Nonvested Shares of Common Stock	Shares	Fair Value
Award	13,309,090	$0.144
Vested	(12,334,260)	$0.129
Forfeited	(402,000)	$0.129
Nonvested at December 31, 2009	572,830	$0.139

As of December 31, 2009, there was $28,706 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of ..4 years from December 31, 2009. The total fair value of the shares that vested during the year ended December 31, 2009 was $2,865.

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

Note 9.  Income Taxes

Accrued income taxes at September 30, 2007 consisted of $108,975 of federal and state income taxes assumed in the acquisition of MCC, Inc. on June 29, 2007. There was no benefit or provision for income taxes during the nine months ended September 30, 2007. The net deferred income tax liability consisted of the following at December 31, 2009 and December 31, 2008:

nCoat, Inc. and Subidiaires
Income Tax Disclosures
12/31/2009
	December 31,	December 31,
	2009	2008
Deferred Tax Liabilities
Property and equipment	$293,344	$293,344
Intangible assets	1,146,574	1,146,574
Total Deferred Tax Liabilities	1,439,918	1,439,918
Deferred Tax Assets
Allowance for doubtful accounts	138,555	120,008
Accrued consulting obligation	-	-
Accrued PTO	155,762	210,477
Operating loss carryforwards	6,872,708	6,640,543
Total Deferred Tax Assets	7,167,025	6,971,028
Valuation Allowance	(5,727,107)	(5,531,110)
Net Deferred Tax Liability	$-	$-

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

ITEM 9B.                            OTHER INFORMATION

None.

PART III

ITEM 10.                             Directors, Executive Officers, Promoters and Control Persons

Directors and Executive Officers		Position	Served Since

Paul S. Clayson	53	CEO and Chairman of the Board of Directors.	February 2007
		Director	October 2006
Terry R. Holmes	63	President, COO Director	February 2007 October 2006
Dr. Thomas Buckley	60	Director	March 2007

Paul S. Clayson
Mr. Clayson is the founder, chairman, and chief executive officer of nCoat. He has been a business owner, global strategic planning expert, financial and investment strategist and political advisor for the past 30 years. Since 2003 he has served as President and Chief Operating Officer and equity partner of Sequoia Pacific Research, Inc., which is a diversified nanotechnology company. From 1998 to 2003 Mr. Clayson was Vice President, Corporate Strategy, Sales, Marketing and Corporate Development for Fonix Corporation, a software technology company where he developed global marketing, business, product development and finance strategies and grew the company from a no-revenue R&D company to a globally commercialized firm with customers worldwide and development contracts with many of the world's dominant computer, semiconductor, telecom and consumer electronics companies.  From 1988 to 1998, Mr. Clayson managed congressional campaigns and served as Chief of Staff to two U.S. Congressmen and as a lead advance agent to two U.S. Presidents. From 1982 to 1986, Mr. Clayson served as senior management and operations officer for three prominent institutional investment advisory and research firms in Portland, Oregon, growing assets under management from $400 million to over $2 billion in under four years. Mr. Clayson has served as the Chairman of the Economic Development Committee for the campaign of Governor Jon Huntsman of Utah and was appointed by the Governor to serve as the Chairman of the Utah Nanotechnology Initiative. Mr. Clayson devotes over 60 hours per week to our business. Mr. Clayson currently serves as the Chairman of the Industrial Advisory Board to the North Carolina A&T State University Engineering Resource Center and as a member of the University of North Carolina Technology Transfer Advisory Board. He has served as Chairman of the North Carolina Advanced Manufacturing Round Table.

Terry R. Holmes
Since 2001, Mr. Holmes has served as CEO and Chairman of Sequoia Pacific Research, Inc. a nano-technology research, development and technology licensing company, which he founded.  Mr. Holmes has 35 years of high level business experience as a serial entrepreneur successfully starting numerous profitable technology enterprises, primarily in the telephony, software development and interactive voice response (IVR) industries. Mr. Holmes has incubated numerous software applications and commercialized many into companies.  Mr. Holmes founded the first ASP voice mail bureau in the United Stated of America and developed a total of 3 voice mail bureaus, then sold his interest to develop systems for the IVR industry. Mr. Holmes has founded and been CEO and Chairman of several telephony software companies, including; a telephony interconnect company, a telecom consulting company, an MLM ASP software development and licensing company and a health benefit eligibility and enrollment ASP software development and licensing company. Currently, he serves as CEO and Chairman of the Board of TelNetz, Inc., an ASP telephony and web based incubation company. Mr. Holmes currently serves as the Vice Chairman of the Utah Nanotechnology Imitative and as a member of the Utah Digital Health Commission. Mr. Holmes devotes over 60 hours per week to our business.

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

SUMMARY COMPENSATION TABLE

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below. The following table summarizes all compensation projected for 2009.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Paul Clayson	2009	$250,000	(1)						$250,000

Terry Holmes	2009	$250,000	(1)						$250,000

(1) Executive management salaries are established by the Board and may include contractual agreements between executive management and nCoat. Further, current or new investors may require compensation contracts with executive management to entice them to remain with nCoat and/or incent their performance.
(1)  Annual bonuses, if any, are established by the Board or its compensation committee, as applicable, which will establish potential bonus amounts, criteria and milestones in consultation with executive management. Bonuses may be based on factors such as (i) revenue growth, (ii) EBITDA, (iii) new product introduction, (iv) customer base growth, (v) customer retention, (vi) completion of target M&A activities, and (vii) successful integration of acquired companies or assets (each such area adopted by the board or Compensation Committee being a “Performance Evaluation Category”). Achievement of objectives are monitored by the Board and entitles the executives to bonus payments in cash, nCoat stock, vehicles and other considerations. Cash considerations may be awarded up to an amount as much as three hundred percent (300%) of the executive’s annual base salary.

Director Compensation

We have not paid any compensation to our directors in 2009.

Stock Option Plans

There is no stock option plan in effect as of the date of this report.  This does not preclude any such plans in the future.

Board of Directors Meetings, Committees and Director Compensation

Our board of directors took action at one meeting duly noticed meeting of the board during 2009.

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

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire beneficial ownership of within 60 days of  November 19 , 2007 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power with respect to the shares shown as beneficially owned. A total of 126,710,605 shares of our common stock were issued and outstanding as of March 19, 2010.

Unless provided for otherwise, the address for each of the beneficial owners named below is the Company's business address 7237 Pace Dr. PO Box 38 Whitsett, NC 2737-9118.

Name of Beneficial Owner	Shares		Percent of Class

5% Stock Holders	16,058,600		16.7%
Mark Willes Family Trust
3561 North 100 East
Suite 300
Provo, UT 84604

Directors and Named Executive Officers

Paul Clayson	13,451,880		13.9%
Terry Holmes	13,976,880	*	13.9%

Dr. Thomas F. Buckley	-		-
	-		-
All directors and executive officers as a group. (4 persons)	27,428,760		27.8%

*  Includes 525,000 shares owned by Marcine Holmes, Spouse

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Beginning October 1, 2005, we have leased telephone and computer equipment and purchased long distance telephone service from TelNetz, Inc., a Utah Company which is owned by Mr. Holmes on terms not less favorable to us than what we would have paid to any unrelated or unaffiliated party.  Currently, nCoat leases Telephone Services from TelNetZ and all other affiliate transactions with Mr. Holmes have been satisfied and terminated.

Director Independence

As of the date of this Report, our common stock traded on the Pink Sheets. ..  The Pink Sheets does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.  Nevertheless, we have undertaken to appoint to our Board of Directors Dr. Thomas Buckley, who is independent under the NASDAQ Marketplace Rules and those standards applicable to companies trading on NASDAQ.

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

This management’s discussion and analysis, as well as other sections of this report on Form10-QSB, may contain “forward-looking statements” that involve risksand uncertainties, including statements regarding our plans, future events, objectives, expectations, forecasts, or assumptions. Any statement that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “ project,” “expect,” “intend,” “may,” “anticipate,” “plans,” “seeks,” and similar expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties include, but are not limited to uncertainties discussed in filings made with the Securities and Exchange Commission. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Background and History of nCoat Auto and its Operating Subsidiaries and Affiliates

We specialize in nanotechnology research, licensing, and the commercialization, distribution and application of nano-formulated, as well as traditional, surface coatings. Our specialized coatings are used by the automotive, diesel engine, trucking, recreational vehicle, motorcycle, aerospace and oil and gas industries for heat management, corrosion resistance, friction reduction, bond strength and appearance. Operations are headquartered in Whitsett, North Carolina, which includes our largest production facility. In addition, the Company maintains satellite production facilities in Tempe, Arizona; Oklahoma City, Oklahoma; and Quakertown, Pennsylvania. As previously reported by us, we have historically had franchise agreements in France, New Zealand and Australia under which we have sold a minimal volume of its coatings to the franchisees. As of the date of this filing, the franchise agreements in Australia had been terminated either by the expiration of the original term of the franchise agreement or due to the closure of the franchisee’s business. We are currently evaluating restructuring the relationships with the operations in New Zealand and France.

nCoat operated as an unincorporated association from September 25, 2004, until January 2005 when it was incorporated in Delaware under the name and style of NanoCoat, Inc. NanoCoat, Inc. was a development stage enterprise until it completed the acquisition of High Performance Coatings, Inc. (“HPC”) on September 30, 2005. In the fall of 2006, NanoCoat, Inc., in the interest of going forward with branding and other commercial marketing efforts, elected to change its name to nCoat, Inc. and then later to nCoat Automotive Group, Inc. to allow for the nCoat/Tylerstone merger.  From September 30, 2005, the date of the HPC acquisition, nCoat has been a fully operating company.

In May 2006, nCoat formed nTech, Inc. (“nTech”), a Delaware corporation that is a wholly owned subsidiary, designated to develop and hold proprietary intellectual property for the nCoat group of companies.  On June 29, 2007, we acquired all of the common stock of MCC, Inc. (Metallic Ceramic Coatings, Inc., or "MCCI"), a Pennsylvania corporation doing business under the brand name of Jet-Hot®.

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

We have developed a business strategy to commercialize these new products, we have focused thus far on our specialized coatings that are used by the automotive, diesel engine, trucking recreational vehicle, motorcycle, aerospace and oil and gas industries for heat management, corrosion resistance, friction reduction, porosity reduction, bond strength and appearance.

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

In September 2005, we acquired HPC, a 23-year-old Oklahoma company that has specialized in thermal barrier, corrosion resistant, lubritic and appearance high performance coatings for the motor sports and other industries. Building on these race car roots, we expanded HPC’s market-base beyond specialized engine coatings and exhaust systems, to include corporate accounts of manufacturer of commercial trucks, recreational vehicles, defense applications, motorcycles, aerospace components, aviation parts, oil and gas industry suppliers, energy producers and other sophisticated users, while continuing to provide coatings and services to the aftermarket customer.

On June 29, 2007, we acquired MCCI, a primary competitor of HPC.  Management believes that MCCI’s 26-year market share growth and customer base in automotive aftermarket and original equipment manufacturing (OEM) markets could effectively double the revenues of nCoat.

Our management and science advisors, together with HPC’s and MCCI’s management, have determined that many of the coatings produced and used by us could be reformulated and patented into nano-formulated coatings, creating more efficient and effective coatings than currently produced by the industry. nTech has developed trade secret formulations using nano-scale particles to enhance the performance of its coatings. Currently, we have applied for six patents on our newly nano-formulated coatings and processes which are unique and novel to the industry. With the acquisition of MCCI, nCoat’s customer-base of over 9,000 companies and individuals is presently being served by116 employees.

Our headquarters’ address is 7237 Pace Drive, P.O. Box 38, Whitsett, NC 27377, and our phone number is (336) 447-2000.

Results of Operations

Performance in Fourth Quarter of 2009 Compared to Fourth Quarter of 2008

Performance Overview

The quarter to quarter revenues declined approximately $126,000 due in large part to the softness in the economy and its impact on purchases of aftermarket products and services and to a lesser degree slower orders in the truck manufacturing industry.  Our direct aftermarket sales were down 40% year over year.  In addition, according to industry sources, heavy-duty truck sales are down 65% over two years that began early in 2007.

Cost of Sales.

Cost of sales as a percentage of sales decreased from 78% in the fourth quarter of 2008 to 57% for the quarter ended December 31, 2009.  This favorable decrease is the result of plant consolidation and lean manufacturing processes established.

General and Administrative Expenses.

General and administrative expenses for the quarter ended December 31, 2009 decreased by approximately $185,328 and decreased as a percentage of sales from 58% to 44% for the same period in 2008.

Sales and Marketing Expense.

Sales and marketing expense for the year ended December 31, 2009, decreased by approximately $55,000 and decreased to 8% of sales compared to 9% for the same period in 2008.  This reduction in 2008, when compared to the same period in 2008, is attributable to reduced expenditure in print advertising, employees and promotional sponsorships.  Management has shifted emphasis to internet based promotions which have proved to be cost effective in relationship to revenue production.

Interest Expense.

The increase in interest expense reflects the impact of the change in the redemption premium for the Series A and B notes described above.  This change in premium is a function of stock price, which was $0.002 per share as of January 1, 2009.  This resulting calculation increased the carrying value of the Series A and B notes to a total of $695,169,706.

Earnings per Share.

Weighted-Average Shares Outstanding as of 12/31/09 totaled 104,954,706 compared to 98,045,014 shares last year.

The Company incurred losses of $262,494 and $27,441,151 during the three month periods ended December 31, 2009, and December 31, 2008, respectively.

Performance in the Twelve Months of 2009 Compared to Twelve  Months of 2008

Performance Overview

When compared to the twelve month period ending December 2008, the year to date decrease in revenue of approximately $4,774,000 is attributable to the acquisition of MCCI on June 29, 2007 and organic sales. Factors impacting our year to year revenue comparisons include the impact of the reduced number diesel engines being produced by our customers which was offset by the impact of increased market share represented by the MCCI acquisition, especially in the first half of the year.

Cost of Sales.

Cost of sales as a percentage of sales decreased to 57% for the year ended December 31, 2009, compared to 65% for the same period in 2008. Prior year includes costs associated with start-up operations with new facilities.  Management has continued efforts to drive down unit costs through lean manufacturing and Six Sigma process improvements, automation, and logistical changes.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2009 declined by approximately $1.8 million to 50% of sales compared to 55% for the same period in 2008. The expense for 2008 reflects the grant of shares of common stock to employees during the first and third quarter and the related expense of $1,222,044.

Sales and Marketing Expense

Total expenditures for Sales and Marketing expense decreased by $38,000 of prior year cost, due to a reduction in advertising in market publications.

Interest Expense

Interest expense increased by approximately $250 million for the year ended December 31, 2009.  This increase reflects the impact of the Series A and B Convertible Notes described above.  The redemption premium is a function of stock price at period end.

Earnings per Share.

As a result of the share exchange transaction, issuance of employee stock, exercise of warrants and conversion of debt, the number of outstanding shares has increased to 126,710,605 and the weighted average shares have increased from 98,045,014 for the year ended December 31, 2008 to 104,954,706 as of December 31, 2009.

              The Company incurred losses of $574,239,722 and $327,362,638 for the year ended December 31, 2009 and December 31, 2008, respectively.   Operating Activities used a negative $128,099 of cash for 2009. Operating Activities generated a positive $286,462 in cash during 2008.

Gross Margins

Average gross margins for consolidated operations improved by approximate 60% year over year, increasing from 35% at year end 2008 to 43% at year end 2009. Increases were attributable to reduced manufacturing costs, lean manufacturing efficiencies which reduced production labor, the acquisition of MCCI which added additional high margin aftermarket customers and negotiated reductions in purchase of source materials based on volume.

EBITDA

nCoat Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) significantly improved in 2009 over 2008. Year end 2008 EBITDA was ($1,843,554) compared to year end 2009 EBITDA of ($339,991). Changes are attributable to significant expense reductions in production, sales and marketing, general and administrative, research and development and other operating areas.

Financial Statements, One-Time Charges and Capital Expenditures

As we commenced our planned growth in 2007 with the promise of funding, we experienced higher costs which were attributable to the infrastructure of a company with a larger footprint.  During the second half of 2007 as we reduced costs through the transition and integration of the newly acquired MCCI, it became more apparent to management that funding commitments had been disappointing.  Efforts were commenced to reduce additional costs.  We have included reductions in personnel, consolidation of facilities and emphasis on lean manufacturing practices.  Our resulting operational savings have been encouraging.

1.          Facilities – We consolidated our operations in Mississippi into our Oklahoma and North Carolina facilities.  In November we consolidated our Utah operations into Arizona and North Carolina.  We are exploring further plant consolidation to increase the use capacity in existing locations.  Although location consolidation provides for long-range savings, in some cases the additional one-time charges associated with such closure appear to affect earnings directly.

Our 2009 plans also call for (1) the installation in North Carolina of existing equipment transferred from the closing of the Mississippi and Utah production plants as a second OEM production line and (2) installation of a third production line dedicated solely to aftermarket production using equipment transferred from the Mississippi plant, at a total installation and build-out cost of approximately $250,000 for both new lines, predicated upon economic trends.

We also began consolidation of our Pennsylvania operations into North Carolina, Oklahoma and Arizona facilities beginning in November 2009 and culminating with the closing of the Pennsylvania plant in January 2010.

2.          Personnel - The Company has reduced the workforce from over 200 employees to approximately 83 employees.  This decrease comes from operating plants more efficiently and reducing management personnel which had been originally brought on to accommodate the accelerated growth projected with full funding and multiple facilities.  We have focused on completion of Standard Operating Procedure documentation, preparation of information systems, accounting, human resource, production, communications, mixing and blending, strategic finance and other systems to accommodate rapid growth from internal and acquisition growth.

3.          Research and Development – Our expenditures for research and development have been reduced from $376,165 in the twelve months ended December 31, 2008 to $321,421 for 2009.  The savings reflects consolidation of facilities and redundant personnel rather than a reduction in emphasis.

4.          Financing - Expenses in 2008 and 2009 differ in nature.  In 2008 we experienced expenses relating to the money-raising process, including fees relating to engaging advisors to assist the Company in future financings and expenses related to creating the strategic relationships necessary to successfully execute the business plan.  In 2008, the majority of the expense involved in the financing relates to interest expense, particularly the dramatic accounting for the redemption premium.

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

In the final stages of the offering, after we had closed on the purchase of MCCI, a subscribed investor did not fund its portion of offering.  Our intended use of proceeds included retirement of debt and related accrued interest of $3,677,286, $5,000,000 for the acquisition of MCCI, payment of significant pre-offering liabilities and establishing a working capital reserve. The retirement of pre-offering liabilities and the working capital portion of the offering did not get raised prior to our contractual obligation to close the offering.  This deficiency of the expected $6,500,000 in funding, combined with the seasonal lull in aftermarket and OEM revenues, caused us to experience a significant liquidity crisis.  A number of our vendors turned our account over to collection agencies and at December 31, 2009, we had accounts payable in excess of $2.0 million over 120 days past due.

At December 31, 2009 we are in technical breech of the Securities Purchase Agreement and the related Series A and B Convertible Notes and Registration Agreement (collectively the “Note Agreement”). This technical breech is due to our failure to pay partial liquidating damages and failure to pay interest nCoat is attempting to negotiate a restructure of these debenture notes to provide a work out arrangement favorable to both current debenture holders and shareholders. To accomplish this restructure, nCoat must raise in the next twelve (12) months, additional capital to satisfy negotiated demands of the current debenture holders and to pay aged accounts payables current owed by nCoat to its vendors. Capital raised to this end may (1) be accomplished in a debt instrument which will incur debt to the Company, and/or (2) be raised in an equity offering which may create significant dilution to current shareholders, or (3) not be completed at all. nCoat is seeking in the restructured a negotiated settlement of all outstanding penalties, interest, carrying charges and principal accrued under the current debenture notes.  Any changes to the agreement or to accounting treatment described herein will be reflected in subsequent periods.

Although no demand has been made, the Note Agreement provides that in the event of a breech, within the first 12 months following closing, the holders are entitled to demand immediate redemption of all, or any portion of, the face value of the Series A Notes and Series B Notes, along with a redemption premium.  This premium is the greater of 25% or the product of a multiplicand whose numerator is the stock price on the day of the default trigger event divided by the weighted market price at the beginning of each month thereafter.  As a result, the full face value of the Notes and redemption premium are shown on our Balance Sheet as current liabilities at December 31, 2009.

We have been active in our attempt to reduce our losses and conserve cash.  We have had a reduction in work force and reduced head count by 80 employees.  Following the acquisition of MCCI we consolidated our two Arizona facilities.  During 2007, certain salaried employees (largely senior executives) elected to defer all or a portion of their salaries at various pay periods totaling $215000 in total deferred salary. In 2008, $84,000 of the 2007 deferred salary was repaid. During 2008, certain salaried employees (largely senior executives) elected to defer all or a portion of their salaries at various pay periods totaling $94,000 in total deferred salary. $28,000 of that 2008 deferred salary was repaid. As a subsequent event, during 2009, certain salaried senior management employees elected to defer all or a portion of their salaries at various pay periods totaling $503,035 in total deferred salary since January 1, 2009. We have limited travel and curtailed expenditures. In August, we closed our plant operations in Mississippi, sending the workflow to Oklahoma and North Carolina.  As of November 2008, we moved the Utah operations into the Arizona plant.

At December 31, 2009, we had assets of $3,766,145.  Total Stockholders’ Deficit is $915,415,138, resulting from the Redemption Premium associated with the Series A and B Convertible Notes of approximately $912 million.  Any amounts owed to related parties have no specific terms of repayment and bear no interest.

Off Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include operating leases for it production facilities and office space.

Item 3 – Controls and Procedures

Evaluation of disclosure controls and procedures. All financial information contained in this report is unaudited.  The accounting firm has reviewed our quarterly filings as of 9/30/2008. nCoat has not produced enough cash flow to pay the auditors to complete the audit by the publication date of this report. Upon payment of the audit fees, the auditors will complete the audit and an amended Form 10K will be filed. All figures are presented in accordance with Generally Accepted Accounting Principles (GAAP), but have not been tested or validated by an outside firm as of yet.  As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of its disclosure controls and procedures (as defined by Rules13a — 15(e)and 15d-15(e)under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

As of January 2009, a settlement was reached whereby nCoat released the previously escrowed funds associated with the HPC purchase originally scheduled for release to Holm in August, 2008, and Jeffrey C. Holm dismissed with prejudice his civil suit against the Company and agreed to a two year non-compete agreement and the Company dismissed with prejudice its counterclaim against Holm.

Private Offering of Convertible Notes and Warrants

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There have been no repurchases of equity securities by nCoat during the years ended December 31, 2009 or 2008.

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

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 – Other Information

None.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as an exhibit to this Report:

Exhibit	Description

3.1	Certificate of Incorporation (previously filed as an exhibit to a registration statement on Form SB-2, filed with the Commission on December 27, 2004, and incorporated herein by this reference).

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

nCoat, Inc
(Registrant)

Date: March 19, 2010	/s/ Paul Clayson
Paul Clayson
Chief Executive Officer
(Principal Executive Officer)

Date: March 19, 2010	/s/ Paul Clayson
Paul Clayson
Chief Financial Officer
(Principal Financial and Accounting Officer)