Form 10-Q
period 2010-03-31
nCoat, Inc.
filed 2010-05-17
CIK 1157443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2010

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
Yes ☐  No ☒

As of May 10, 2010, there were 133,828,605 shares of the registrant’s common stock, $0.0001 par value, outstanding.

nCoat, Inc.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

FORWARD-LOOKING INFORMATION

Statements in this report concerning the future sales, expenses, profitability, financial resources, product mix, market demand, product development and other statements concerning the future results of operations, financial condition and business of nCoat, Inc., are “forward-looking” statements as defined in the Securities Act of 1933 and Securities Exchange Act of 1934. Investors are cautioned that the Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including competition, need for increased acceptance of products, ability to continue to develop and extend our brand identity, ability to anticipate and adapt to a competitive market, ability to effectively manage rapidly expanding operations, amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure, ability to provide superior customer service thereon , dependence upon key personnel and the like. Additionally, words such as “anticipates,” “expect,” “intend,” “estimates,” “seeks,” “may,” “could,” “plan,” “believes,” and similar words and phrases may indicate forward-looking statements.  The Company’s most recent filings with the Securities and Exchange Commission, including reports on Form 8-K, contain additional information concerning many of these risk factors, and copies of these filings are available from the Company upon request and without charge. The Company disclaims any obligation or intention to update any forward looking statement in this report. THE FINANCIAL STATEMENTS INCLUDED HEREIN ARE NOT AUDITED OR REVIEWED. NCOAT HAS NOT ACCUMULATED ENOUGH CASH TO PAY THE AUDIT FEE TO COMPLETE THE AUDIT OF ITS ANNUAL AND QUARTERLY FINANCIAL STATEMENTS FROM OCTOBER 2008 UP TO AND INCLUDING THIS 2010 FORM 10QSB PRIOR TO SUBMISSION OF THE REPORTS. FOLLOWING PAYMENT OF THE AUDIT FEE, NCOAT AUDITORS WILL COMPLETE THE AUDIT AND NCOAT WILL FILE AN AMENDED REPORT FOR ALL FORM 10K AND FORM 10QSB REPORTS THAT HAVE NOT BEEN PREVIOUSLY AUDITED OR REVIEWED.

nCoat, Inc.

PART I

THE FINANCIAL STATEMENTS INCLUDED HEREIN ARE NOT AUDITED OR REVIEWED. NCOAT HAS NOT ACCUMULATED ENOUGH CASH TO PAY THE AUDIT FEE TO COMPLETE THE AUDIT OF ITS ANNUAL AND QUARTERLY FINANCIAL STATEMENTS FROM OCTOBER 2008 UP TO AND INCLUDING THIS 2010 FORM 10QSB PRIOR TO SUBMISSION OF THE REPORTS. FOLLOWING PAYMENT OF THE AUDIT FEE, NCOAT AUDITORS WILL COMPLETE THE AUDIT AND NCOAT WILL FILE AN AMENDED REPORT FOR ALL FORM 10K AND FORM 10QSB REPORTS THAT HAVE NOT BEEN PREVIOUSLY AUDITED OR REVIEWED.

FINANCIAL INFORMATION
Item 1 – Financial Statements

nCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2010	2009
ASSETS	(Unaudited)	(Unaudited)
Current Assets
Cash	$(431)	$17,062
Trade receivables, net	251,676	450,626
Inventory	125,798	162,710
Other current assets	55,036	55,036
Total Current Assets	432,079	685,434
Property and Equipment, net	1,109,571	1,234,994
Intangible Assets, net	1,713,375	1,845,717
Total Assets	$3,255,025	$3,766,145

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$3,462,692	$3,501,602
Accrued liabilities	1,225,445	1,103,403
Accrued Interest	94,047,319	83,762,099
Accrued Registration Liability	154,382,468	132,683,572
Deferred revenue	425,840	425,840
Current portion of notes payable	695,147,223	696,800,082
Derivative Premium Payable	120,348	120,348
Current portion of obligations under capital leases	127,218	123,419
Total Current Liabilities	948,938,553	918,520,365
Long-Term Liabilities
Notes payable, net of current portion	468,899	523,181
Obligations under capital leases , net of current portion	8,895	40,475
Deferred income taxes	97,262	97,262
Total Long-Term Liabilities	575,056	660,918
Stockholders' Equity (Deficit)
Common stock - $0.0001 par value; 500,000,000 shares authorized;
135,828,605 and 122,775,272 shares outstanding respectively	13,382	12,277
Additional paid-in capital	24,009,996	22,324,601
Accumulated deficit	(970,281,962)	(937,752,016)
Total Stockholders' Equity (Deficit)	(946,258,584)	(915,415,138)
Total Liabilities and Stockholders' Equity (Deficit)	$3,255,025	$3,766,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

n COAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31
	2010	2009
	(Unaudited)	(Unaudited)
Net Sales	$1,129,127	$2,423,542
Cost of Goods Sold	800,703	1,141,793
Gross Profit	328,424	1,281,749
Operating Expenses
General and Administrative Expense	632,327	1,087,833
Research and Development Costs	78,360	79,709
Sales and Marketing Expenses	151,520	153,930
Total Operating Expenses	862,207	1,321,472
(Loss) from Operations	(533,783)	(39,723)
Redemption premium interest expense	(31,984,116)	(486,181,192)
Other Interest expense	(12,047)	(21,640)
Net Loss	$(32,529,946)	$(486,242,555)

Basic and Diluted Loss per Share	$(0.28)	$(4.76)

Basic and Diluted Weighted-Average Shares Outstanding	114,941,939	102,108,606

The accompanying notes are an integral part of these condensed consolidated financial statements.

nCOAT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2009(Unaudited)	122,775,272	$12,277	$22,324,601	$(937,752,016)	$(915,415,138)
Shares issued upon conversion of
accrued interest					-
Compensation related to vested and
nonvested shares issued to employees,
net of forfeitures					-
Reclassification of fair value of warrants
to derivative liability.					-
Partial conversion of convertible note					-
Conversion of convertible note 2/24/2010	4,333,333	433	6,067		6,500
Conversion of convertible note 2/15/2010	280,000	28	69,972		70,000
Conversion of convertible note 2/15/2010	2,440,000	244	609,756		610,000
Conversion of convertible note 3/15/2010	2,000,000	200	499,800		500,000
Conversion of convertible note 3/15/2010	2,000,000	200	499,800		500,000
Net Loss				(32,529,946)	(32,529,946)
Balance - March 31, 2010 (Unaudited)	133,828,605	$13,382	$24,009,996	$(970,281,962)	$(946,258,584)

The accompanying notes are an integral part of these condensed consolidated financial statements.

nCOAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net loss	$(32,529,946)	$(486,242,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	125,423	149,949
Amortization of intangible assets	132,342	183,012
Redemption premium on notes payable recognized as interest expense	31,984,116	486,182,192
Changes in assets and liabilities:
Accounts receivable	198,950	210,433
Inventory	36,912	14,582
Other current assets	-	(5,776)
Accounts payable	(38,910)	(21,118)
Deferred revenue	-	(83,334)
Accrued liabilities	121,153	(368,695)
Net Cash Provided by Operating Activities	30,040	18,690
Cash Flows From Investing Activities
Purchase of property and equipment	-	(440)
Net Cash Used in Investing Activities	-	(440)
Cash Flows From Financing Activities
Changes in stock and paid in capital	1,686,500
Principal payments on notes payable	(1,722,786)	(12,289)
Principal payments under capital lease obligations	(11,247)	(16,135)
Net Cash Used in Financing Activities	(47,533)	(28,424)
Net Increase (Decrease) in Cash	(17,493)	(10,174)
Cash At Beginning of Period	17,062	42,134
Cash At End of Period	$(431)	$31,960
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$12,047	$21,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

THE FINANCIAL STATEMENTS INCLUDED HEREIN ARE NOT AUDITED OR REVIEWED. NCOAT HAS NOT ACCUMULATED ENOUGH CASH TO PAY THE AUDIT FEE TO COMPLETE THE AUDIT OF ITS ANNUAL AND QUARTERLY FINANCIAL STATEMENTS FROM OCTOBER 2008 UP TO AND INCLUDING THIS 2010 FORM 10QSB PRIOR TO SUBMISSION OF THE REPORTS. FOLLOWING PAYMENT OF THE AUDIT FEE, NCOAT AUDITORS WILL COMPLETE THE AUDIT AND NCOAT WILL FILE AN AMENDED REPORT FOR ALL FORM 10K AND FORM 10QSB REPORTS THAT HAVE NOT BEEN PREVIOUSLY AUDITED OR REVIEWED.

Note 1. Basis of Presentation

Interim Financial Statements – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2010. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2010.

Nature of Operations – nCoat, Inc., and its subsidiaries specialize in nanotechnology research, licensing, and the commercialization, distribution and application of nano-structured as well as multiple non-nano structured surface coatings. The Company’s specialized coatings are used by the automotive, diesel engine, trucking, recreational vehicle, motorcycle, aerospace and oil and gas industries for heat management, corrosion resistance, friction reduction, bond strength and appearance.  Corporate offices and operations headquarters are located in Whitsett, North Carolina, and application operations are conducted at facilities located in Oklahoma City, Oklahoma; Tempe, Arizona; and Whitsett, North Carolina.

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

Business Condition– The accompanying unaudited condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $ 32,529,946 and $486,242,555 and provided $30,040 and $18,690 of cash in operating activities during the three months ended March 31, 2010 and 2009, respectively.  At March 31, 2010, the Company has a working capital deficiency of $948,506,474 an accumulated deficit of $970,281,962 and a stockholders’ deficit of $ 946,258,584.  Based on current operations, cash flows from operations have become positive and should remain positive for the remainder of the year; however, the Company will likely face negative income for the first half of the year ending December 31, 2010.  As of March 31, 2010, the Company’s principal sources of liquidity were $(431) of cash and $251,676 of trade accounts receivable, while current liabilities totaled $ 948,938,553 at that date, of which $944,045,909 relates to notes payable that are due currently. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Licensing Revenue Recognition – Fees received from licensing the Company’s technology to customers is recognized over the term of the license agreements. Licensing fees received prior to recognition are accounted for as deferred revenue. Sales revenue excludes lease payments made by customers on facilities used by the Company.

Loss Per Common Share – Basic loss per share is computed by dividing net loss for the period by the weighted-average number of common shares outstanding. The nonvested common shares issued as employee compensation are excluded from the calculation of basic loss per share. Diluted loss per share reflects dilutive potential common shares outstanding during the period. During the three months ended March 31, 2010, the following anti-dilutive potential common shares were excluded from the calculation of diluted loss per share: 572,830 nonvested shares of common stock; 46,344,647,067 shares of common stock issuable upon conversion of notes payable; 32,418,750 shares of common stock issuable upon the exercise of warrants.  During the twelve months ended December 31, 2009, potential common shares consisted of 572,830 nonvested shares of common stock; 46,344,647,067 shares of common stock issuable upon conversion of notes payable; 32,418,750 shares of common stock issuable upon the exercise of warrants.

Note 2.   Acquisition of MCC, Inc.

On June 29, 2007, nCoat, Inc., completed the acquisition of all the capital stock of MCC, Inc. ("MCCI"), doing business in the marketplace under the brand of JET-HOT® Coatings. MCCI provides high performance coatings of metal parts for industrial and personal use. In connection with the acquisition of MCCI, the Company entered into a consulting agreement with the former majority shareholder of MCCI whereby the Company is obligated to pay the former majority shareholder consulting fees of $120,000 annually, performance bonuses equal to 2.5% of net sales from new customers, and to purchase, for up to $70,000, an automobile for the consultant. The term of the obligation for the consulting fees and the performance bonuses is through December 31, 2009, and will continue for successive one-year periods unless terminated by either party.  Because of low cash flow, nCoat was unable to pay all obligations to the former majority stockholder by December 31, 2009 and thereby restructured a new agreement with him that continues until 11/01/2011.

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

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

The common stock into which the Series A Notes are convertible and the related warrants are subject to certain registration rights. Per the registration rights agreement, the Company is obligated obtain the effectiveness of a registration statement, which has not occurred, and to keep the registration statement effective until all the registered shares of common stock are sold by the note holders. If the company fails to obtain effectiveness of the registration statement, the Company is required to pay partial liquidated damages of 1% per month of the aggregate purchase price paid by the Series A note holders, or $90,000 per month. Interest is charged on unpaid damages at the rate of 18% per annum. The Company recognized a registration payment liability at the date of the issuance of the Series A notes and has adjusted the liability to $154,382,468 at March 31, 2010, for estimated payments to be made under the registration rights agreement. The carrying value of the registration payment liability is adjusted to reflect the fair value of the registration payment liability at each balance sheet date.

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

In December 2007, the Company entered into an agreement with the Series A and Series B note holders whereby the Series A and Series B note holders agreed to waive certain triggering events in exchange for the modification of the conversion price to $0.25 per share and for Company agreeing to pay partial liquidated damages to the note holders for triggering events occurring on or after February 29, 2008. However, on February 29, 2008, the Company failed to obtain effectiveness of the required registration statement. On April 1, 2008, and each subsequent quarter, the Company failed to pay accrued interest to the Series A and B note holders.  As a result, the Series A and B notes became due on demand at a redemption premium as described above. At March 31, 2010, the carrying value of the Series A and B notes has been adjusted to $695,169,706 for the increase in the redemption price.  As of the date of this report, and as event subsequent to the end of the accounting period ending March 31, 2010, there has been only one note holder that has given demand for the redemption of its Series A note.  The note was originally issued May 31, 2007, with the face amount of $1,500,000.  The note holder has previously converted a portion of its note ($65,000) as reflected in the financial statements set forth herein.  The demand is for the remaining balance of the note of $1,435,000 plus interest of $253,708 multiplied by a 115% premium factor for a total demand of $1,942,014.  As of the date of this report, the demand had not been paid.  As of the date of this report, no other demand had been made by the remaining note holders for redemption of the Series A and B Notes. At the October 1, 2008, conversion price of $0.015 per share, the Series A and B Notes are convertible into 46,344,647,067 shares of common stock. However, there are only 372,891,395 authorized, unissued shares of common stock available and, therefore, the notes payable cannot all be converted.

Unpaid accrued interest bears interest at 18% per annum. Under the terms of the Series A and B Notes, the unpaid accrued interest and the unpaid registration payment liability have also been increased by the redemption premium formula described above, which resulted in accrued interest on the Series A and B Notes of $ 93,824,065 and a registration payment liability $ 154,382,468 at March 31, 2010.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Notes payable at March 31, 2010, and December 31, 2009, are summarized as follows:

	March 31,	December 31,
	2010	2009
6% $9,000,000 Series A convertible promissory notes; due on demand	$513,487,912	$513,494,412
6% $3,250,000 Series B convertible promissory notes; due on demand	180,675,294	181,675,294
Note payable, bearing interest at prime plus 1.0% (3.25% at December 31, 2009); due March 2011	141,192	141,192
Note payable, bearing interest at prime plus 1.0% (3,25% at December 31, 2009) payable on demand	280,364	280,364
Note payable to bank; secured by equipment; interest at 8.75%, payments due through 2010	4,199	5,893
Notes payable to Investment Group; secured by equipment; bearing interest at 17%, payments $8,523 monthly	255,948	264,471
Notes payable to Consultant; secured by equipment; bearing interest at 12%, payments $3,792 monthly	82,496	86,289
Notes payable to Shareholder; secured by equipment; bearing interest at 12%, payments $6,631 monthly	188,717	195,348
Notes payable; bearing interest at 10%; unsecured; due on demand	500,000	1,180,000
Total Notes Payable	695,616,122	697,323,263
Less: Current portion	695,147,223	696,800,082
Long-Term Notes Payable	$468,899	$523,181

The fair value of notes payable was determined based upon their short-term redemption requirements and based upon current market interest rates and totaled $697,296,122 at March 31, 2010. Future annual maturities of notes payable as of March 31, 2010, were as follows:

Future maturities:

Years Ending December 31:
2010	$695,147,223
2011	266,264
2012	97,459
2013	74,963
2014	30,213
Thereafter	-
Total	$695,616,122

Note 4. Derivative Warrant Liability

On March 31, 2010 the carrying value of the Series A and B promissory notes increased and their conversion prices decreased to a point that the Company does not have sufficient authorized, unissued shares of common stock to enable the conversion of the promissory notes and the exercise of outstanding warrants. Because the Company may be required to settle the outstanding warrants for cash, they became a derivative liability on March 31, 2008, and their fair value of $612,392 was reclassified from additional paid-in capital to a derivative liability.

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

Note 5. Stock Compensation Plan

On February 2, 2007, the Company adopted a stock award plan (the “Plan”) and began awarding shares of common stock and shares of non-vested common stock to employees and consultants as compensation. The non-vested shares vest over periods ranging from immediately upon being issued to four years. If an employee terminates employment with the Company prior to the shares vesting, the non-vested portion of the shares are be forfeited and returned to the Company. As of March 31, 2010, employees holding 235,000 non-vested shares have terminated their employment with the Company but have not forfeited and returned those shares to the Company. The Company is at risk that it may not obtain back the forfeited shares. Accordingly, the Company has not accounted for those shares as forfeited.

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

A summary of the status of the Company’s nonvested shares of common stock as of March 31, 2010:

		Weighted-Average
		Award-Date
Nonvested Shares of Common Stock	Shares	Fair Value
Award	13,309,090	$0.144
Vested	(12,334,260)	$0.129
Forfeited	(402,000)	$0.129
Nonvested at March 31, 2010	572,830	$0.139

As of March 31, 2010, there was $7,177 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4 years from December 31, 2009.There were no additional vestitures in the first quarter of 2010.

Note 6. Common Stock

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

NCOAT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 7. Deferred Income Taxes

Deferred income taxes consisted of the following:

nCoat, Inc. and Subidiaires
Income Tax Disclosures
3/31/2010
	March 31,	March 31,
	2010	2009
Deferred Tax Liabilities
Property and equipment	$293,344	$293,344
Intangible assets	1,146,574	1,146,574
Total Deferred Tax Liabilities	1,439,918	1,439,918
Deferred Tax Assets
Allowance for doubtful accounts	138,555	120,008
Accrued consulting obligation	-	-
Accrued PTO	155,762	210,477
Operating loss carryforwards	7,418,538	6,640,543
Total Deferred Tax Assets	7,712,855	6,971,028
Valuation Allowance	(6,272,937)	(5,531,110)
Net Deferred Tax Liability	$-	$-

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report on Form10-Q.

This management’s discussion and analysis, as well as other sections of this report on Form10-Q, may contain “forward-looking statements” that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, forecasts, or assumptions. Any statement that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “ project,” “expect,” “intend,” “may,” “anticipate,” “plans,” “seeks,” and similar expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties include, but are not limited to uncertainties discussed in filings made with the Securities and Exchange Commission. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. THE FINANCIAL STATEMENTS INCLUDED HEREIN ARE NOT AUDITED OR REVIEWED. NCOAT HAS NOT ACCUMULATED ENOUGH CASH TO PAY THE AUDIT FEE TO COMPLETE THE AUDIT OF ITS ANNUAL AND QUARTERLY FINANCIAL STATEMENTS FROM OCTOBER 2008 UP TO AND INCLUDING THIS 2010 FORM 10QSB PRIOR TO SUBMISSION OF THE REPORTS. FOLLOWING PAYMENT OF THE AUDIT FEE, NCOAT AUDITORS WILL COMPLETE THE AUDIT AND NCOAT WILL FILE AN AMENDED REPORTS FOR ALL FORM 10K AND FORM 10QSB REPORTS THAT HAVE NOT BEEN PREVIOUS AUDITED OR REVIEWED.

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

Overview

Our principal business strategy includes the following components:

Internal Organic Growth. We have already introduced into the existing “book of business” of our two subsidiaries additional products, both as cross sales opportunities from the sister company’s product lines as well as the introduction of nano-formulated coatings.  Operationally we have created common core formulations that represent the best-of-breed from all sources acquired or owned. Our emphasis on the after-market retail customer continues to be one of the two major segments of our business.  In additional to the aftermarket sector, we continue to develop customers in the OEM market segment. A strong source for internal organic growth in the next three years is the continued emphasis by the manufacturers of diesel, gasoline and hybrid fueled engines to meet demanding environmental requirements imposed on their respective industries as we seek to improve emissions, fuel economy and safety. nCoat also continues to innovate new nano-products that meet the needs of our customers. nCoat is completing the development of a new anti-oxidation nano-coating to eliminate discoloration of chrome on vehicle exhaust systems. This product appears to be a unique innovation that to the knowledge of the Company is not offered by any other competitive company. Additionally, nCoat has innovated a family of coatings for use on internal and external engine parts which reduce friction and heat which leads to higher fuel efficiency and increased horsepower and torque. nCoat expects these kinds of new products to create cross selling opportunities with existing customers and opportunities to expand the market base for product offerings to existing and new market segments. nCoat expects these product opportunities to add to the internal growth of customer base and revenues.

Licensed Application and Joint Venture Development. We continue to work to develop technology licensing and/or joint venture business agreements to establish on-site coatings application as part of the assembly-line process within the manufacturing and/or assembly process of a large customer.  nCoat currently has two OEM customers employing a licensing model and continues to have discussions with other prospects.  The savings on handling, shipping, inventory, logistics management and other similar expenses that comes from having the on-site process is the principle benefit for our larger customers.

Licensing Intellectual Property.  We continue to seek to enter into protective “field of use” licensing with manufacturers that are tier-one suppliers of large OEM companies or who deploy a licensed application or joint venture model as described above. However, unlike the licensed application and/or joint venture model where application expertise and management control are inherent elements of the model, our “field of use” license agreements supply proprietary coatings to third parties already applying coating at their plants.  The license agreements will be limited to targeted applications and industries where nCoat is not likely to engage in application services in the future and are structured as joint ventures to avoid creating competition in our own current market space.

Acquisitions.  We completed the acquisition, transition and integration of HPC and MCCI which have given us a base of operations and market presence.  As capital, the economy and opportunities allow, we will identify additional specific target companies for acquisition.  The high performance coating industry includes a number of “sub-niche” sectors, such as corrosion and thermal management coatings solar and alternative energy equipment manufacturing, thermal and corrosion management coatings for orbital and non-orbital aircraft and aircraft engine manufacturing, self-healing coatings for continuous corrosion management, hard-face coatings for the gas and oil and aerospace industries, piston manufacturing and protection, lubritic dry film coatings, anti-porosity/anti-oxidation coatings, conformal coatings used to control corrosion and fugitive dust on printed circuit boards and microchips, gas and oil tools, valves and pipelines, marine applications for engine parts, coatings for implantable devices and equipment for the medical industry and anti-fouling technologies to name just a few.  The fragmentation of the industry provides us with a large number of small to medium size companies that we will prudently investigate to determine both synergies and diversification with respect to our first two acquisitions.

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

Some of the initial collaborative commercialization activities will be in the nano-structured surface engineered systems to improve thermal barrier, corrosion, tribological properties, biocompatibility and creating surface technologies that create a cleaner environment. The MOU also allows nCoat to collaborate with CAMSS on testing, prototyping and development of materials specific to enhancing nCoat industry needs. As of this report, nCoat has an employee who is a resident scientist at NC A&T working daily on nCoat projects. Additionally, nCoat’s Chairman and CEO serves as the Chairman of the Industrial Advisory Board for the Engineering Research Center grant award to NC A&T by the National Science Foundation to develop biodegradable metals for implantable devices, maxillofacial and orthopedic reconstruction and cardiovascular stents.

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

 Company contact information

Our headquarters’ address is 7237 Pace Drive, P.O. Box 38, Whitsett, NC 27377, and our phone number is (336) 447-2000.

Results of Operations

Performance in First three Months of 2010 Compared to First Three Months of 2009

Performance Overview

The comparative revenue for the three months ending March 31, 2010, to March 31, 2009, shows a decrease of $1,294,415 or 53.4%.  Much of this reduction is attributable to automotive and trucking sales in both original equipment and aftermarket industries. Aftermarket sales began to experience declines in August, 2008 as consumer confidence plummeted and uncertain and negative economic conditions began to impact consumer spending. Quarter over quarter aftermarket sales experienced 60% reduction in the fourth quarter of 2008 as economic conditions and consumer uncertainty worsened. In the first quarter of 2009, aftermarket sales were down quarter over quarter, but recovered a significant portion of the reduction in the previous quarter. Additionally, OEM sales have been negatively impacted by reductions in demand with diesel engine manufacturers.  The weakness in this sector is may continue into the fall.  One media source has cited engine build rates as being down 60% over prior year, which was already well below ’07 levels.   Year to date 2010 aftermarket sales are slightly higher year-over-year from 2010, however sales have still not returned to levels realized in 2007 or 2008.

Beginning in 2007, our diesel engine manufacturing customers were required to introduce new engine platforms to meet new Environmental Protection Agency (EPA) requirements to lower harmful particulates in engine emissions in order to comply with Federal clean air standards. nCoat sells and applies corrosion resistant coatings created from that the use of new technology that aides diesel emissions systems to meet these new standards. The standards affected those engine platforms commencing in 2007 and the complete 2007 year was a period of “wait and see” as the new engineering was road-proven prior to the acceptance by the market.  The downturn of active new unit purchases was further affected by the dramatic increase in fuel prices, followed on by the recession. Additionally, the national economic downturn and severe limitations on corporate credit resources beginning in the fall of 2008 continued the limitations of unit sales. The final EPA imposed clean air requirements began January 1, 2010. All heavy-duty, over-the-road, diesel engine manufacturers were required to meet the new standards beginning January 1 or face stiff Federally imposed fines. As a result, a year end rush by companies to acquire 2009 model trucks created a vacuum for truck sales for the first and second quarters of 2010. Our customers indicate that renewed truck sales will begin in the third quarter and they expect robust sales in late third quarter and through forth quarter and into 2011. Until economic activity shows signs of rebounding, and liquidity returns to the financial markets, transportation companies will tend to defer capital expenditures regarding rolling stock.  Once markets begin to thaw a combination of aging fleets, increasing EPA requirements, and potential government incentives will ultimately produce a surge of production to relieve this demand.

Cost of Sales

Cost of sales was $800,703 for the first three months of 2010, a reduction of 29.8% from the same period last year.  The company continues to realize efficiencies stemming from closing Mississippi and Utah plant locations.  Additionally we continue to improve processes and reduce variable cost and waste through our lean manufacturing program and Six-Sigma management training.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2010, decreased by approximately $455,506 or 40.7%.  Management has instituted a number of steps designed to reduce these expenses including:

1) General and administrative layoffs occurred to right size G&A expenses to reduced revenue.

2)  Increasing the effectiveness of communications and reducing unnecessary travel.

3)  Realigning upper management positions to more closely track the size and present revenues of the Company.

4)  Reducing remaining G&A staff to a four day work week to reduce expenses.

Sales and Marketing Expense

Sales and marketing expense for the three months ended March 31, 2010, decreased by approximately $2,410 or 1.6% compared to the same period in 2009.  Management has restructured the marketing and sales group, revamped commission structure and reduced print advertising expense. However, management believes some expense reductions have impacted aftermarket sales and that  that further reductions to advertising and direct marketing and sales efforts will adversely impact both aftermarket and OEM sales efforts and thereby revenues and the overall financial condition of the Company. Management believes that some increase in marketing and sales expenditures will be necessary to sustain future sales and customer services.

Interest Expense

Management’s greatest concern remains that all of the significant positive changes that have been made to improve and achieve operating profitability have been overshadowed by the great impact seen in our financial reports of the interest expense which has been attributed to the contractual redemption premium computations.  We are in technical default under the terms of the Series A and Series B Promissory Notes and hence are subject to the premium computed on a redemption right granted to the holders of the Notes. As of the date of this report, and as an event subsequent to the end of the accounting period ending September 30, 2008, management has received demand from only one note holder for the redemption of portions of its Series A note.  The note was originally issued May 31, 2007 with the face amount of $1,500,000.  The note holder has previously converted a portion of its note ($65,000) as reflected in the financial statements set forth herein.  The demand is for the remaining balance of the note of $1,435,000 plus interest of $253,708 multiplied by a 115% premium factor for a total demand of $1,942,014.  As of the date hereof, the demand has not been paid.  No other demand has been made by the remaining note holders for redemption of the Series A and B Notes. We have had no indication from the other Note holders of demand, or other negative impacts and are working to complete further negotiations with them in order to restructure the triggering events which have lead to the accounting entries.

Earnings per Share

As a result of the share exchange transaction discussed in the overview section above, exercise of warrants and conversion of debt, the number of outstanding shares increased to 133,828,605 as of March 31, 2010.  For the three month period ended March 31, 2010 there was a loss per share of ..28.

Financial Statements, One-Time Charges and Capital Expenditures

Cost reduction activities have been underway since funding failed in 2007.  We have included reductions in personnel, consolidation of facilities and emphasis on lean manufacturing practices.  Our resulting operational savings have been encouraging.

1.          Facilities – Since the first quarter of last year, facilities have been shut down in Mississippi, Pennsylvania and Utah.  The capacity was shifted to other existing facilities, reducing our overhead and improving our labor productivity.

Our plans call for a second OEM production line in 2010 at a cost of approximately $250,000 for its installation.  Most of this cost will be for installation of existing equipment which has been relocated due to the shutdown of the Mississippi, Pennsylvania and Utah plant locations.

2.          Personnel - The Company has reduced the workforce from over 200 employees in July, 2007 to approximately 80 employees.  This decrease comes from operating plants more efficiently and reducing the number of plant locations.  Additionally the first quarter of last year included some management positions which presumed full funding of our investments and subsequent growth.  The current management staff level is in line with existing business levels.  We have focused on completion of Standard Operating Procedure documentation, preparation of information systems, accounting, human resource, production, communications, mixing and blending, strategic finance and other systems to accommodate rapid growth from internal and acquisition growth.

3.          Research and Development – Our expenditures for research and development were $78,360 and $79,709 for the three months ended March 31, 2010 and March 31, 2009 these numbers respectively.

4.          Financing - Expenses in the first three months of 2010 show Redemption premium interest expense of $31,984,116.  This is the current calculation for the penalty associated with the default on the A and B notes discussed at length elsewhere in this report.

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

Although no demand has been made, the Note Agreement provides that in the event of a breech, within the first 12 months following closing, the holders are entitled to demand immediate redemption of all, or any portion of, the face value of the Series A Notes and Series B Notes, along with a redemption premium.  This premium is the greater of 25% or the product of a multiplicand whose numerator is the stock price on the day of the default trigger event divided by the weighted market price at the beginning of each month thereafter.  As a result, the full face value of the Notes and redemption premium are shown on our Balance Sheet as current liabilities at March 31, 2010.

We have been active in our attempt to reduce our losses and conserve cash.  We have had a reduction in work force and reduced the number of employees by more than 100.  We consolidated operations and eliminated three facilities in 2008 and 2009.  During the first three months of 2010 certain members of the executive staff elected to defer all or a portion of their salaries totaling $100,000 and we executed additional reductions in force from administrative staff.

At March 31, 2010, we had assets of $ 3,255,025 and current liabilities of $948,938,553 including the redemption premium set forth above. Any amounts owed to related parties have no specific terms of repayment and bear no interest.

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

On February 24, 2010 the Company issued 4,333,333 shares of its common stock as the result of a partial conversion of a note holder’s interest, reducing that Note by $6,500.

On February 15, 2010, the Company issued 280,000 shares of its common stock as the result of a conversion of a note holder’s interest, reducing that Note by $70,000.

On February 15, 2010, the Company issued 2,440,000 shares of its common stock as the result of a conversion of a note holder’s interest, reducing that Note by $610,000.

On March 15, 2010, the Company issued 4,000,000 shares of its common stock as the result of a conversion of a note holder’s interest, reducing that Note by $1,000,000.

There have been no repurchases of equity securities by nCoat during the quarter ended March 31, 2010 or the year ended December 31, 2009.

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

nCoat, Inc
(Registrant)

Date: May 14, 2010	/s/ Paul Clayson
Paul Clayson
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2010	/s/ Paul Clayson
Paul Clayson
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)